Form 10-Q
period 1996-10-26
MAZEL STORES INC
filed 1997-01-06
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     October 26, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597

                               MAZEL STORES, INC.
                        -------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                         34-1830097
--------------------------------                    ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                                31000 Aurora Road
                                Solon, Ohio 44139
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  216-248-5200
                               ------------------
              (Registrant's telephone number, including area code)

             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No   *    The Company's IPO was completed November 21, 1996.
   -----   -----

         Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

         Common Shares, no par value, outstanding as of December 31, 1996:
9,170,100.




                                     1 of 18

                       MAZEL STORES, INC. AND SUBSIDIARIES

                                      INDEX

Part I            FINANCIAL INFORMATION                                                       Page No.
                                                                                              --------
         Item 1.     Combined Financial Statements (unaudited)

                     Combined Balance Sheets -
                     October 26, 1996 and January 31, 1996                                          4

                     Combined Statements of Operations -for the quarter and
                     three quarters ended October 26, 1996 and October 31, 1995                     5

                     Combined Statements of Cash Flows - for the
                     three quarters ended October 26, 1996 and October 31, 1995                     6

                     Notes to Combined Financial Statements                                         7

         Item 2.     Management's Discussion and Analysis of Financial                              8
                     Condition and Results of Operation

Part II  OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBITS

         4.2               Asset Based Loan and Security Agreement between Mazel
                           Stores, Inc. and Odd-Job Acquisition Corp., as borrowers and The Provident Bank, as lender, dated
                           December 4, 1996



                                     2 of 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  COMBINED FINANCIAL STATEMENTS (UNAUDITED)

         The Registrant's Combined Financial Statements follow this page.



                                     3 of 18

                               Mazel Company L.P.
                             Odd-Job Holdings, Inc.
                             Combined Balance Sheet
                             (Dollars in thousands)

                                                                          October 26,          January 31,
                                                                              1996               1996
                                                                          -----------          ----------
                                                                         (Unaudited)
                                                     Assets

Current assets
   Cash and cash equivalents                                                $  1,209           $  1,470
   Accounts receivable-- trade, less allowance for
    doubtful accounts of $195                                                 10,048             10,067
   Notes and other receivables                                                   445                352
   Inventories                                                                44,408             29,212
   Prepaid expenses                                                            1,186                440
   Deferred income tax benefit                                                   314                314
                                                                            --------           --------
                 Total current assets                                         57,610             41,855

Equipment, furniture and leasehold improvements, net                           4,746              3,097
Other assets                                                                   1,167              1,037
Notes receivable-related parties                                               1,350              1,350
Goodwill, net                                                                  9,640              9,000
Deferred income tax benefit                                                    1,695              1,695
                                                                            --------           --------
                                                                            $ 76,208           $ 58,034
                                                                            ========           ========
                                 Liabilities, Stockholder's Equity
                                      And Partners' Capital


Current liabilities
   Long-term debt, current portion                                          $  1,354           $  1,361
   Accounts payable                                                           13,662             11,732
   Accrued expenses                                                            3,708              2,376
   Other current liabilities                                                     442                193
                                                                            --------           --------
                 Total current liabilities                                    19,166             15,662

Revolving line of credit                                                      21,533             13,496
Long-term debt, net of current portion                                        11,004             12,525
Other liabilities                                                              2,200              2,037
Deferred income taxes                                                             44                 44
                                                                            --------           --------
                 Total liabilities                                            53,947             43,764

Stockholder's equity and partners' capital
  Mazel Company L.P.
    Partners' capital                                                         21,008             12,974
  Odd Job Holdings
    Common stock ($1 par value; 1,000 shares issued
      and outstanding)                                                             1                  1
    Additional paid-in capital                                                 1,389              1,499
    Retained earnings (deficit)                                                 (137)              (204)
                                                                            --------           --------
        Total stockholder's equity and partners' capital                      22,261             14,270
                                                                            --------           --------
Commitments and contingencies
                                                                            $ 76,208           $ 58,034
                                                                            ========           ========

            See accompanying notes to combined financial statements.



                                     4 of 18

                               Mazel Company L.P.
                              Odd-Job Holdings, Inc
                        Combined Statement of Operations
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Quarter  Ended                 Three Quarters Ended
                                                     ----------------------------      -----------------------------
                                                     October 26,      October 31,      October 26,      October 31,
                                                         1996             1995             1996             1995
                                                     -----------      -----------      -----------      ------------
Net sales                                            $    44,387      $    24,160      $   129,552      $    65,856
Cost of sales                                             29,669           17,540           88,183           46,791
                                                     -----------      -----------      -----------      -----------
           Gross profit                                   14,718            6,620           41,369           19,065

Selling, general & administrative expense                 11,562            4,521           32,384           13,684
Special charges                                                0            1,571                0            1,571
                                                     -----------      -----------      -----------      -----------
          Operating profit                                 3,156              528            8,985            3,810
Other income (expense)
   Interest expense, net                                    (775)            (308)          (2,059)            (852)
   Other                                                       8             (501)              30             (470)
                                                     -----------      -----------      -----------      -----------
         Income (loss) before income taxes                 2,389             (281)           6,956            2,488
Income taxes (benefit)                                       (27)              (2)               7               36
                                                     -----------      -----------      -----------      -----------
           Net income (loss)                         $     2,416      ($      279)     $     6,949      $     2,452
                                                     ===========      ===========      ===========      ===========

Pro forma data:
-------------------------------
Income (loss) before income taxes                          2,389             (281)           6,956            2,488

Provision for income taxes                                   979             (115)           2,852            1,020
                                                     -----------      -----------      -----------      -----------
Net income (loss)                                          1,410             (166)           4,104            1,468
                                                     ===========      ===========      ===========      ===========
Net income per share                                 $      0.23      ($     0.03)     $      0.66      $      0.24
                                                     ===========      ===========      ===========      ===========
Shares outstanding                                     6,210,000        5,891,781        6,210,000        5,891,781
                                                     ===========      ===========      ===========      ===========

Pro forma  as adjusted data:
-------------------------------
Income (loss) before income taxes                          2,389             (281)           6,956            2,488
Supplemental pro forma adjustments:
     Income of Odd Job retail operation                                       (61)                              759
     Loss on discontinued Ohio retail operation                             1,748                             2,210
     Management compensation adjustments                     412              351            1,236            1,053
     Special charge-litigation expense                                        500                               500
     Reduction in interest expense,net                       738              384            2,213            1,237
     Provision for income taxes                           (1,451)          (1,083)          (4,266)          (3,381)
                                                     -----------      -----------      -----------      -----------
Pro forma as adjusted net income                           2,088            1,558            6,139            4,866

Pro forma as adjusted net income per share           $      0.23      $      0.17      $      0.67      $      0.53
                                                     ===========      ===========      ===========      ===========
Shares outstanding                                     9,170,100        9,170,100        9,170,100        9,170,100
                                                     ===========      ===========      ===========      ===========

            See accompanying notes to combined financial statements.



                                               5 of 18

                               Mazel Company L.P.
                             Odd-Job Holdings, Inc.
                        Combined Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three Quarters Ended
                                                        ----------------------------
                                                        October 26,      October 31,
                                                           1996              1995
                                                        ----------        ---------
Cash flows from operating activities
  Net income (loss)                                      $  6,949         $  2,452
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities
      Depreciation and amortization                           738              393
      Loss on sale of retail operations                                      1,571
      Noncash charges on sale of retail
        operations                                                          (1,571)
      Changes in operating assets and liabilities
        Accounts receivable, trade                             19           (1,145)
        Notes and other receivables                           (93)          (1,435)
        Inventories                                       (15,196)          (1,197)
        Prepaid expenses                                     (746)             157
        Other assets                                         (993)             108
        Accounts payable                                    1,930             (370)
        Accrued expenses and other liabilities              1,737             (110)
                                                         --------         --------
             Total adjustments                            (12,604)          (3,599)
                                                         --------         --------
             Net cash (used in)
               operating activities                        (5,655)          (1,147)
                                                         --------         --------
Cash flows from investing activities
  Capital expenditures,  net                               (2,165)              77
                                                         --------         --------
             Net cash provided by (used in)
              investing  activities                        (2,165)              77
                                                         --------         --------
Cash flows from financing activities
  Proceeds from term loan                                                     (999)
  Repayment of debt                                        (1,521)             (22)
  Net borrowings under credit facility                      8,037            3,978
  Repayment of subordinated notes payable                                     (500)
  Equity contributions                                      4,000
  Partners' withdrawals                                    (2,957)          (1,425)
                                                         --------         --------
             Net cash provided by
               financing activities                         7,559            1,032
                                                         --------         --------
Net decrease in cash and cash
  equivalents                                                (261)             (38)
Cash and cash equivalents at beginning of period            1,470              143
                                                         --------         --------
Cash and cash equivalents at end of period               $  1,209         $    105
                                                         ========         ========
Supplemental disclosure
    Interest paid                                        $  1,974         $    786
                                                         ========         ========


            See accompanying notes to combined financial statements.



                                               6 of 18

                               MAZEL STORES, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                    For the Quarter and Three Quarters Ended
                      October 26, 1996 & October 31, 1995

(1) Basis of Presentation

         Combined financial statements for the quarter and three quarters ended October 26, 1996 and October 31, 1995 are derived from the unaudited financial statements of Mazel Company L.P. and Odd Job Holdings, Inc., which were previously under common control and combined as of the date of the Offering (see note 2). The statements should be read in conjunction with the financial statements and notes thereto and the pro forma information included in the Mazel Stores, Inc. (the "Company") Prospectus dated November 21, 1996 issued as a result of the Company's initial public offering, (the "Offering").

         In the opinion of management, the accompanying unaudited condensed combined financial statements contain all adjustments which are normal and recurring in nature, necessary to present fairly the financial position of the Company at October 26, 1996 and the results of operations for the quarter and three quarters ended October 26, 1996 and October 31, 1995. Operating results for the three quarters ended October 26, 1996 are not necessarily indicative of the results that may be expected for the year ending January 25, 1997.

         The statement of combined operations data consists of: (i) Mazel Company L.P.'s wholesale operations, the Peddlers Mart operations and the Ohio Stores retail operations for the quarter and three quarters ended October 31, 1995; and (ii) Mazel Company L.P.'s wholesale operations and Odd Job Holdings' operations which includes Peddlers Mart for the quarter and three quarters ended October 26, 1996.

(2) Initial Public Offering

         On November 21, 1996 the Company completed its initial public offering of 2,574,000 shares of Common Stock, no par value at $16 per share, generating net proceeds of approximately $37.4 million, after deducting underwriting fees and offering expenses. The net proceeds were used to repay approximately $29.6 million of indebtedness to a senior institutional lender and approximately $4.0 million of Partners' notes, and to fund approximately $2.9 million in tax loans to certain executives and approximately $900,000 in compensation buyouts to certain executives. On December 13, 1996, the underwriters exercised their over-allotment option to purchase an additional 386,100 common shares, generating an additional $5.7 million of cash proceeds to the Company.

(3) Earnings Per Share

         Earnings per share have been computed based on the weighted average shares outstanding during each period presented. Pro forma as adjusted earnings per share


                                     7 of 18
include shares issued pursuant to the Company's Offering as if such shares were outstanding at the beginning of all periods presented.

(4) Pro Forma Disclosures

         Prior to the Offering, Mazel Company L.P., the predecessor company, maintained the tax status of a limited partnership and therefore, was not subject to federal or state income taxes. The unaudited pro forma income data assumes a provision for federal and state income taxes at an effective rate of 41%.

         Pro forma as adjusted data gives effect to the Company's Offering as of the beginning of all periods presented, and includes the combination of: (i) the Mazel wholesale operation; (ii) the Odd Job retail operation; and (iii) the Peddlers Mart retail store, as if the combination had occurred at the beginning of all periods presented. Pro forma as adjusted data excludes certain nonrecurring charges, and gives effect to the use of proceeds of the Offering, as well as certain adjustments made as a result of the Offering relating principally to compensation expense.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULT OF OPERATION

GENERAL

         Mazel Stores, Inc. consists of two complementary operations: (i) a major regional closeout retail business; and (ii) one of the nation, largest closeout wholesale businesses.

         Mazel was founded as a wholesaler of closeout merchandise in 1975. In 1981, the Company initiated its Just Closeouts retail operations in Ohio, which were subsequently sold in October 1995. In 1992, Mazel Company L.P. (a predecessor to the Company), a general partner of which was an affiliate of ZS Fund, acquired substantially all of the assets of Mazel's wholesale and retail businesses. In December 1995, Odd-Job Holdings, wholly-owned by an affiliate of ZS Fund, acquired Odd Job, which operated a chain of 12 retail stores in the New York metropolitan area, and acquired Peddlers Mart, which operated one store. In connection with a restructuring that occurred immediately prior to the Offering in November 1996, the Company acquired all of the assets of Mazel Company L.P. and the stock of Odd-Job Holdings. The Company (including its predecessors) has opened or acquired ten (10) stores in fiscal 1996; it plans to open nine stores in fiscal 1997, 12 stores in fiscal 1998 and 15 stores in fiscal 1999.

         The Combined Financial Statements of Mazel Company L.P. and Odd-Job Holdings, Inc. represent the historical assets, liabilities and results of operations of the Company.




                                     8 of 18

         In the fourth quarter of fiscal 1996, the Company will take a one-time, pre-tax charge of approximately $4.4 million representing compensation and other charges arising in connection with the Offering. Included as part of the charge are the effects of the issuance, in connection with the Offering, of a total of 203,521 shares of Common Stock to certain employees of the Company in return for ongoing reductions in their salaries and potential bonuses. The Company also expects to realize a one-time $1.6 million tax benefit in fiscal 1996 arising from cumulative differences between the net book and tax basis of Mazel Company L.P.'s assets and liabilities.

         The Company believes that it generally requires approximately $600,000 to open a new store of 17,000 square feet, including the cost of leasehold improvements, store equipment and fixtures and inventory (net of associated accounts payable) and pre-opening costs. The Company anticipates that new stores generally become profitable (excluding the store's share of interest carrying charges or corporate overhead) within the first six to nine months of operation, with stores opened in the third and fourth quarters achieving profitability more quickly than stores opened in the first and second quarters.

         On a continuous basis, the Company remodels and refurbishes stores at a modest cost. Because the first full year of operations includes unusually strong sales in the opening quarter associated with grand opening promotions, second year net sales may be lower than first year net sales, but generally increase thereafter. Store opening expenses are charged to operations as incurred. The timing of store openings and the number of stores in the maturation process will have an effect on quarter-to-quarter comparisons. Comparable store net sales means a comparison of net sales from all stores open at the beginning of both fiscal periods compared.

         Wholesale net sales reflect both warehouse and drop shipment sales. Drop shipment sales generally have lower gross margins than sales requiring distribution from the Company's warehouses; however, they also have lower associated selling, general and administrative costs.

         The Company's wholesale operations have grown from $59.2 million in fiscal 1991 to $77.3 million in fiscal 1995, a compound annual growth rate of 6.9%. The Company anticipates that net sales of the retail operations should grow more quickly than those of its wholesale operations because of an emphasis on opening and acquiring new stores and anticipated increases in comparable store sales. As the Company's retail operations grow, the wholesale operations will sell a larger percentage of its products to the Company's retail stores. Because the gross margin on sales from the wholesale to retail operations are below the margin on sales to third parties, to the extent that sales to the retail operations becomes a higher percentage of wholesale's net sales, wholesale's margin will be negatively affected. The wholesale operations gross margin on sales to the Company's retail operations of inventory remaining on the retail operations books at the end of a reporting period is eliminated




                                     9 of 18
in the combined statements. Consequently, the wholesale operations gross margins will be slightly affected on a quarter-to-quarter basis based on the level of any changes to retail inventory.

         In the past year, the Company has made a substantial investment in executive personnel and infrastructure to accommodate the Company's anticipated growth, particularly with respect to its retail operations. The Company has hired three senior executives and six buyers, and is in the process of expanding its Solon, Ohio and Englewood, New Jersey warehouse and distribution facilities by an aggregate of 208,000 square feet. The Company believes that this level of investment in senior management and distribution facilities will be sufficient to support its growth until the Company's retail operations expands to approximately 60 stores.

RESULTS OF OPERATIONS

         The results of operations set forth below describe: (i) the Company's retail operations; and (ii) its wholesale operations. Retail operations include the results of the Odd Job and Peddlers Mart operations both prior and subsequent to their acquisitions by the Company. Wholesale operations include the results of Mazel Company L.P. for each of the periods. The Ohio stores, sold in October 1995, are treated as a discontinued operation.


                          Statement of Operations Data
                                   (Unaudited)
                             (Dollars in thousands)

                                  Quarter Ended              Three Quarters Ended
                            -------------------------     -------------------------
                            October 26,    October 31,    October 26,    October 31,
                               1996           1995           1996            1995
                            ----------     ----------     ----------     ----------
Net sales
     Retail                 $  19,785      $  13,249      $  54,824      $  41,462
     Wholesale                 24,602         20,858         74,728         52,970
                            ---------      ---------      ---------      ---------
                               44,387         34,107        129,552         94,432
Gross profit
     Retail                     7,768          4,970         21,439         15,717
     Wholesale                  6,950          5,619         19,930         15,112
                            ---------      ---------      ---------      ---------
                               14,718         10,589         41,369         30,829
SG&A expense
     Retail                     7,258          5,209         19,851         15,132
     Wholesale                  3,022          2,553          8,713          7,478
                            ---------      ---------      ---------      ---------
                               10,280          7,762         28,564         22,610
Operating profit before
    Corporate expenses
     Retail                       510           (239)         1,588            585
     Wholesale                  3,928          3,066         11,217          7,634
                            ---------      ---------      ---------      ---------
                                4,438          2,827         12,805          8,219

Discontinued operation                        (1,748)                       (2,210)
Corporate expenses             (1,282)        (1,233)        (3,820)        (2,299)
                            ---------      ---------      ---------      ---------
Operating profit            $   3,156      ($    154)     $   8,985      $   3,710
                            =========      =========      =========      =========



                                    10 of 18

RETAIL SEGMENT                                PERCENTAGE OF NET SALES
                               ----------------------------------------------------
                                     Quarter Ended           Three Quarters Ended
                               -------------------------   ------------------------
                               October 26,   October 31,   October 26,   October 31,
                                  1996         1995           1996          1995
                               ----------    -----------   ----------    ----------
Net sales                        100.0%        100.0%        100.0%        100.0%


Cost of sales                     60.7          62.5          60.9          62.1

                                 -----         -----         -----         -----
Gross margin                      39.3          37.5          39.1          37.9


SG & A expense                    36.7          39.3          36.2          36.5

                                 -----         -----         -----         -----
Operating profit
before corporate expenses          2.6%         (1.8%)          2.9%          1.4%
                                 =====         =====         =====         =====


Quarter Ended October 26, 1996, versus Quarter Ended October 31, 1995

        Net sales increased $6.5 million, or 49.3%, to $19.8 million in the quarter ended October 26, 1996, from $13.2 million for the quarter ended October 31, 1995. Comparable store net sales increased approximately 22.1%, contributing $2.9 million of the increase in net sales. Comparable store net sales increased primarily due to expanded weekend hours and seven-day-a-week operation following the Odd Job Acquisition, as well as an expanded product mix and enhanced merchandising techniques. The remaining $3.6 million increase is attributable to the addition of six new stores including two stores opened during the quarter ended October 26, 1996.

        Gross profit increased $2.8 million, or 56.3%, to $7.8 million in the quarter ended October 26, 1996, from $5.0 million in the quarter ended October 31, 1995. Gross margin increased to 39.3% in the quarter ended October 26, 1996, from 37.5% in the quarter ended October 31, 1995. This increase was due to increased purchasing opportunities resulting from the ability to buy for both the retail and wholesale operations, as well as the efforts of the Company's eight new senior buyers in acquiring higher margin products.

        Selling, general and administrative expenses increased $2.0 million, or 39.3%, to $7.3 million in the quarter ended October 26, 1996, from $5.2 million in the quarter ended October



                                    11 of 18

31, 1995. Selling, general and administrative expenses, as a percentage of net sales, decreased to 36.7% in the fiscal 1996 period from 39.3% in the comparable 1995 period. This $2.0 million increase primarily resulted from $1.2 million of increased store level expenses. Approximately $500,000 of the increase resulted primarily from an increase in administrative costs, principally attributable to the addition of buying and advertising personnel and costs associated with store management trainees. In addition, warehouse and store delivery costs increased $375,000 due to costs associated with increased inventory levels, new store opening support costs, and costs associated with setup of the expanded warehouse square footage.

        Operating profit increased to $510,000 for the quarter ended October 26, 1996, from a loss of $239,000 for the quarter ended October 31, 1995. As a percentage of net sales, operating margin increased to 2.6% from (1.8)%. This increase was primarily due to the factors described above.

Three Quarters Ended October 26, 1996, versus Three Quarters Ended October 31, 1995

        Net sales increased $13.3 million, or 32.2%, to $54.8 million in the three quarters ended October 26, 1996, from $41.5 million for the three quarters ended October 31, 1995. Comparable store net sales increased approximately 16.7%, contributing $6.9 million of the increase in net sales. Comparable store net sales increased primarily due to expanded weekend hours and seven-day-a-week operation following the Odd Job Acquisition, as well as an expanded product mix and enhanced merchandising techniques. The remaining $6.4 million increase is attributable to two stores acquired March 1, 1996 and four additional stores opened in the second and third quarter of fiscal 1996. Net sales in the first three quarters of fiscal 1995 were marginally negatively affected by the relocation of one of the Company's Manhattan stores during August of that year.

        Gross profit increased $5.7 million, or 36.4%, to $21.4 million in the three quarters ended October 26, 1996, from $15.7 million in the three quarters ended October 31, 1995. Gross margin increased to 39.1% in the three quarters ended October 26, 1996, from 37.9% in the three quarters ended October 31, 1995. This increase was due to increased purchasing opportunities resulting from the ability to buy for both the retail and wholesale operations, as well as the efforts of the Company's eight new senior buyers in acquiring higher margin products.

        Selling, general and administrative expenses increased $4.7 million, or 31.2%, to $19.8 million in the three quarters ended October 26, 1996, from $15.1 million in the three quarters ended October 31, 1995. Selling, general and administrative expenses, as a percentage of net sales, decreased to 36.2% in the fiscal 1996 period from 36.5% in the comparable 1995 period. This $4.7 million increase primarily resulted from $2.3 million of increased store level expenses. Approximately $1.4 million of the




                                    12 of 18
increase resulted primarily from an increase in administrative cost, principally attributable to costs associated with the new buying and advertising personnel and costs associated with store management trainees. In addition, warehouse and store delivery costs increased $1.0 million due to costs associated with increased inventory levels, new store opening support costs, and costs associated with setup of the expanded warehouse square footage.

        Operating profit increased to $1.6 million for the three quarters ended October 26, 1996, from $585,000 for the three quarters ended October 31, 1995. As a percentage of net sales, operating profit increased to 2.9% from 1.4%. This increase was primarily due to the factors described above.


WHOLESALE SEGMENT                             PERCENTAGE OF NET SALES
                                 --------------------------------------------------
                                     Quarter Ended           Three Quarters Ended
                                 -----------------------   ------------------------
                                 October 26, October 31,   October 26,  October 31,
                                    1996        1995          1996         1995
                                 ----------  -----------   -----------  -----------
Net sales                         100.0 %      100.0 %       100.0 %     100.0 %

Cost of sales                      71.7         73.1          73.3        71.5
                                  -----        -----         -----       -----
Gross margin                       28.3         26.9          26.7        28.5

SG & A expense                     12.3         12.2          11.7        14.1
                                  -----        -----         -----       -----
Operating profit
before corporate expenses          16.0 %       14.7 %        15.0 %      14.4 %
                                  =====        =====         =====       =====

Quarter Ended October 26, 1996 versus Quarter Ended October 31, 1995

        Net sales increased $3.7 million, or 18.0%, to $24.6 million during the third quarter of fiscal 1996, from $20.9 million in the third quarter of fiscal 1995. Fiscal 1996 net sales were positively affected by higher levels of sales to existing customers, including one key customer. The Company also benefited from the addition of new customers.

        Gross profit increased $1.3 million, or 23.7%, to $6.9 million during the third quarter of fiscal 1996, from $5.6 million in the third quarter of fiscal 1995. Gross margin increased to 28.3% in the third quarter of fiscal 1996, from 26.9% in the third quarter of fiscal 1995. The increase in gross profit was driven by the large increase in sales volume, while the gross margin increase resulted from the change in merchandise mix, a decrease in the percentage of drop ship sales, and increased gross margins on stock sales during the quarter.





                                    13 of 18

        Selling, general and administrative expenses increased $469,000, or 18.4%, to $3.0 million in the third quarter of fiscal 1996, from $2.6 million in the comparable 1995 period. The increase in selling, general and administrative expenses was principally due to increases in variable expenses (such as sales commission and travel). As a percentage of net sales, selling, general and administrative expenses remained relatively constant at 12.3% in the third quarter of 1996, from 12.2% in the third quarter of 1995.

        Wholesale operating profit increased to $3.9 million in the quarter ended October 26, 1996, from $3.1 million in the third quarter of 1995. As a percentage of net sales, operating margin increased to 16.0% in the 1996 period from 14.7% in the comparable 1995 period due to the factors described above.

Three Quarters Ended October 26, 1996, versus Three Quarters Ended October 31, 1995

        Net sales increased $21.8 million, or 41.1%, to $74.7 million in the first three quarters of fiscal 1996, from $53.0 million in the first three quarters of fiscal 1995. Fiscal 1996 net sales were positively affected by a higher levels of sales to existing customers, including one key customer whose secondary distribution center had been damaged early in the second quarter of 1996. The Company also benefited from the addition of new customers.

        Gross profit increased $4.8 million, or 31.9%, to $19.9 million in the first three quarters of fiscal 1996, from $15.1 million in the first three quarters of fiscal 1995. Gross margin decreased to 26.7% in the first three quarters of fiscal 1996, from 28.5% in the first three quarters of fiscal 1995. The increase in gross profit was driven by the large increase in sales volume, while the gross margin decline resulted from a change in merchandise mix, and a reduced gross margin on stock sales in the first three quarters of fiscal 1996.

        Selling, general and administrative expenses increased $1.2 million, or 16.5%, to $8.7 million in the first three quarters of fiscal 1996, from $7.5 million in the comparable 1995 period. The increase in selling, general and administrative expenses was principally due to increases in variable expense (such as sales commission and travel). As a percentage of net sales, selling, general and administrative expenses decreased to 11.7% in the first three quarters of 1996, from 14.1% in the first three quarters of 1995, as the Company benefited from higher leverage of its fixed overhead.

        Wholesale operating profit increased to $11.2 million in the first three quarters of 1996, from $7.6 million in the first three quarters of 1995. As a percentage of net sales, operating margin increased to 15.0% in the 1996 period from 14.4% in the comparable 1995 period.

CORPORATE EXPENSES

Quarter Ended October 26, 1996 versus Quarter Ended October 31, 1995

        Corporate expenses increased $49,000, or 4.0%, to $1.3 million during the third quarter 1996 from $1.2 million for the third quarter 1995. Corporate expense in 1996 includes additional costs associated with the hiring of two key executives and higher levels of corporate insurance




                                    14 of 18
expense. Corporate expense in 1995 includes a $500,000 special charge for legal fees.

Three Quarters Ended October 26, 1996 versus Three Quarters Ended October 31, 1995.

        Corporate expense increased $1.5 million or 66.2% to $3.8 million during the three quarters ended October 26, 1996 from $2.3 million for the three quarters ended October 31, 1995. The increase is primarily due to the addition of two key executives, expenses associated with the opening of a Columbus, Ohio office and increases in other expenses, including insurance expense. Corporate expense increased as a percentage of total sales to 3.0% in 1996 from 2.4% in 1995 due to the reasons mentioned above.

DISCONTINUED OPERATION

        Discontinued operation charges relate to the operations of and $1.6 million loss on the October 1995 sale of the Just Closeouts Ohio retail operation.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary requirements for capital consist of purchases of inventory, expenditures related to new store openings and the working capital requirements for new and existing stores. The Company takes advantage of closeout and other special situation purchasing opportunities which frequently result in large volume purchases, and, as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases. The Company maintains a high level of committed credit, so that it can take immediate advantage of special situation purchasing opportunities. Having such credit availability provides the Company with a competitive advantage measured against many of its competitors.

        For the three quarters ended October 26, 1996, on an actual basis, cash used by combined operating activities increased to $5.7 million, from $1.1 million in the comparable period in 1995, primarily because of increased inventory levels at both the retail and wholesale operations, partially offset by increases in net income and trade accounts payable. Cash used in investing activities increased to $2.2 million in the three quarters ended October 26, 1996, as compared with cash provided by investing activities of $77,000 in the comparable 1995 period, due to increased capital expenditures relating to new stores and increased warehouse capacity. Capital expenditures in 1995 were offset by the proceeds of the sale of fixtures and equipment used in the Ohio retail operation which was sold in October 1995. Cash provided by financing activities increased to $7.6 million in the first three quarters of fiscal 1996 from $1.0 million in the comparable 1995 period, reflecting a $4.0 million equity contribution and increased bank borrowings, partially offset by increased partners' withdrawals in anticipation of the Offering..

        Capital expenditures for each of fiscal 1996 and 1997 are budgeted at approximately $4.0 million, primarily for new stores, the management information systems upgrade and the warehouse and distribution facilities' expansion.

        Historically, the Company's growth has been financed through cash flow from operations, borrowings under its bank credit facility and the extension of trade credit. At October 26, 1996, the




                                    15 of 18
outstanding balance of the Company's $38.5 million credit facility ("Credit Facility") was approximately $32.8 million. Borrowings under the Credit Facility bore interest at variable rates with a weighted average borrowing rate at October 26, 1996 of 8.63% per annum and were secured by a lien on substantially all of the Company's assets. As of November 21, 1996 the net proceeds of the Offering have been used to repay outstanding indebtedness of $29.6 million under the Credit Facility and $7.8 million of Partners' note, tax loans to certain executives and compensation buyouts.

         On December 4, 1996, the Company entered into a new $40 million credit facility. Loans under the new facility are secured by liens only on the Company's receivables and warehouse inventories. The facility has a maturity date of April 30, 1999. Borrowings under the new facility will bear interest, at the Company's option, at either LIBOR plus 2% or prime less 0.5%. The credit facility contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments.

        The Company currently anticipates opening new stores in each of the next few years. In addition to new store openings, the Company may increase the number of stores it operates through acquisitions. Management believes that from time to time acquisition opportunities will arise. Possible acquisitions will vary in size and the Company will consider larger acquisitions that could be material to the Company. In order to finance any such possible acquisitions, the Company may use cash flow from operations, may borrow additional amounts under its revolving credit facility, may seek to obtain additional debt or equity financing or may use its equity securities as consideration. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions.

        Management believes that the proceeds of its initial public offering, together with cash flow from operations and borrowings under its new loan facility, will be adequate to fund the operations and internal expansion plans of the Company for at least the next twelve months.

INFLATION

        During the three quarters ended October 26, 1996, lease expense and salaries and wages have increased modestly. The increases have not had a significant effect on the Company's results of operations because the impact of rising costs has been offset by price increases. As a result, inflation has not had nor is it expected to have a significant impact on the Company's operations.

SEASONALITY AND QUARTERLY FLUCTUATION

        Historically, the Company's retail stores have experienced their highest net sales and operating income levels during the fourth quarter, which includes the holiday selling season. The Company's wholesale operations have historically experienced slightly higher sales and operating income levels in the second half of the year.

        The Company's quarterly results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores, the level of advertising and pre-opening expenses associated with the opening of new stores, the integration of new stores into the




                                    16 of 18
operations of the Company and the timing of large opportunistic purchases and sales in the Company's wholesale operations as well as other factors.




                                    17 of 18

                           PART II - OTHER INFORMATION

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits
         --------

         4.2   Asset Based Loan and Security Agreement between Mazel
               Stores, Inc. and Odd-Job Acquisition Corp.,as borrowers, and
               The Provident Bank, as lender, dated December 4, 1996
         27    Financial Data Schedule (EDGAR filing only)

B.       Reports on Form 8-K
         -------------------

               None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MAZEL STORES, INC.
                                             (Registrant)

January 6, 1997                             /s/ Reuven Dessler
---------------                             ------------------------------------
Date                                        Reuven Dessler
                                            Chief Executive Officer



January 6, 1997                             /s/ Sue Atkinson
---------------                             ------------------------------------
Date                                        Sue Atkinson
                                            Senior Vice President
                                            Chief Financial Officer and
                                            Treasurer