Form 10-K
period 1997-01-25
MAZEL STORES INC
filed 1997-04-25
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the Fiscal Year ended: January 25, 1997
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597
                               MAZEL STORES, INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                  34-1830097
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)
                                31000 Aurora Road
                                Solon, Ohio 44139
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                  216-248-5200
                                ----------------
              (Registrant's telephone number, including area code)
         Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
        None                                      Not Applicable
          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No par Value
                           ---------------------------
                                (Title of Class)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           [X] Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $66,162,000 at April 1, 1997. The number of common shares outstanding at April 1, 1997 was 9,170,100.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the registrant's definitive Proxy Statement to be mailed to stockholders in connection with the registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13.

                                     PART 1

ITEM 1. BUSINESS

GENERAL

         The Company consists of two complementary operations: (i) a major regional closeout retail business; and (ii) one of the nation's largest closeout wholesale businesses. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer, the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer. The Company operates a chain of 23 closeout retail stores, including 14 in New York (five of which are in Manhattan) and nine in New Jersey. The Company had, on a pro forma basis, fiscal 1996 sales of $179.9 million, including retail sales of $84.2 million and wholesale sales (excluding intercompany sales between the Company's Odd Job retail business and the Company's wholesale operation) of approximately $95.7 million.

         The Company was founded in 1975 as a wholesaler of closeout merchandise. Management's business strategy has expanded from a primary focus on wholesale operations to an emphasis on growth of its Odd Job stores acquired in 1995. The Company's goal is to establish itself as the leading closeout retailer in its Northeast, Mid-Atlantic and Midwest targeted markets, which are easily serviced from the Company's retail distribution and warehouse facility in Englewood, New Jersey.

         In furtherance of its retail growth strategy, in 1995 the Company acquired the Odd Job stores and hired Messrs. Churches and Sommers. Mr. Churches was employed by Consolidated Stores, Inc. ("Consolidated") for approximately 19 years, the last two of which were as President. Mr. Sommers worked closely with Mr. Churches at Consolidated for approximately 12 years, the last two of which were as its Executive Vice President-Merchandising. Following the hiring of its retail management team, the Company completed the acquisition of Odd Job Trading Corp.'s 12 stores (the "Odd Job Acquisition").

         The Company believes that the combination of its existing wholesale operations and the Odd Job retail operations will result in significant synergies that will enable the Company to expand its retail operations and increase sales and net income of both the wholesale and retail operations.

INDUSTRY OVERVIEW

         Closeout retailing is one of the fastest-growing segments of the retailing industry in the United States. Closeout retailers and wholesalers provide a valuable service to manufacturers by purchasing excess products. Closeout merchandisers also take advantage of generally lower prices in the off-season by buying and warehousing seasonal merchandise for future sale. As a result of acquiring merchandise at a deeper discount, closeout merchandisers can offer merchandise at prices significantly lower than those offered by traditional retailers and wholesalers.

         The closeout sector has benefited from several recent industry trends. Consolidation in the retail industry and the expansion of just-in-time inventory requirements have generally had the effect of shifting inventory risk from retailers to manufacturers. In addition, a trend toward shorter product cycles, particularly in the consumer goods sector, has increased the frequency of new product and new product packaging introductions. These factors have increased the reliance of manufacturers on closeout retailers and wholesalers like the Company, who frequently are able to purchase larger quantities of excess inventory and successfully control the distribution of such goods.

RETAIL OPERATIONS

         GENERAL. The Company's chain of 23 retail stores operating under the "Odd Job" name are located in Manhattan (5), New Jersey (9), Westchester County, N.Y. (3), Staten Island (3), Long Island (2), and Rockland County, N.Y. (1). Odd Job opened its first store in 1974.

         EXPANSION PLANS. The Company plans to expand upon the 23 stores currently operating by opening new stores in the Northeast, Mid-Atlantic, and Midwest targeted markets, which are serviceable from the Company's Englewood, New Jersey warehouse and distribution facility. Stores may be opened in other geographic areas if favorable conditions exist. The Company anticipates opening or acquiring approximately 40 new stores through the end of fiscal 1999.

         In choosing specific sites for expansion, the Company considers numerous factors including demographics, traffic patterns, location of competitors and overall retail activity. The Company's standards for evaluating these factors are flexible and are based on the nature of the market. The Company will seek to expand in both suburban and urban markets. Due to its broader selection of closeout merchandise than other closeout retailers, the Company seeks areas with a concentration of upper middle-class households for its suburban store locations, such as Westchester County, New York.

         In addition, the Company may add stores through the acquisition of other closeout businesses if favorable opportunities are presented. The Company has successfully integrated two outlets acquired in March 1996 and a third outlet acquired in December 1996 into the Odd Job organization and believes that it can continue to do so with future acquisitions.

         MERCHANDISING AND MARKETING. The Company believes that its customers are attracted to its stores principally because of the availability of a large assortment of quality consumer items, which are frequently brand-name, at attractive prices. The Company offers certain general categories of merchandise on a continual basis, although specific lines, products and manufacturers change frequently. Inventories depend primarily on the types of merchandise which the Company is able to acquire at any given time. The Company believes that this changing variety of merchandise from one day to the next results in customers shopping at the stores more frequently than they might otherwise. The Company refers to such frequent shoppers as "treasure hunters" due to their regular visits to the Company's stores in an effort to seek out bargains. Historically, the Company's stores have offered substantial savings on merchandise categories, including housewares, stationery, books, party supplies, health and beauty aids, food, toys, hardware, electronics and garden supplies. Brands carried by the Company's stores may include, at any given time, Black and Decker, Enesco, Farberware, Hershey, Keebler, Mars, Mattel, Mikasa, Rubbermaid and Sony.

         Following the Odd Job Acquisition, the Company has developed and implemented a new merchandising approach. As a result of the purchasing expertise and vendor contacts of Messrs. Dessler, Churches, Sommers and the Company's senior purchasing executives, the Company has increased the number of brand-name products which it offers, particularly toys, books, greeting cards, health and beauty aids, party supplies and food. In addition, the Company has increased the breadth and quality of its seasonal merchandise and has sought to promote these items through in-store displays designed around specific holidays.

         The Company believes its large selection of brand-name products often attracts a customer seeking a particular brand or product, who will check the Company's stores in search of the lowest price before resorting to a large discount store where the customer assumes the product is in stock. In addition, Odd Job stores carry, on a consistent basis, selected goods manufactured to the Company's specifications. The Company is able to negotiate competitive prices with manufacturers of these products, many of whom are located outside the United States. Such products provide cost-effective merchandise on certain items for which continuity is important to customers.

         Management believes the presentation of its merchandise is critical to communicating value and quality to its customers. The Company uses a variety of adaptable merchandising fixtures and displays, including mobile racks that allow flexibility in the presentation of a merchandise mix which changes daily. Some merchandise is displayed in its initial packaging, stacked floor-to-ceiling. A message board appears in every store, indicating both new arrivals and coming merchandise, in an effort to appeal to "treasure hunters." The Company relies on attractive exterior signage and in-store merchandising as its primary form of advertising. While Odd Job historically had not utilized other forms of advertising, the Company has initiated an advertising program, particularly for the Company's suburban locations, using mailers and in-paper circulars, on a periodic basis, to promote up to 40 value-oriented, easily recognizable items. As a result of its merchandise mix, visual merchandising methods and high-traffic store locations, the Company's average inventory turn rate is approximately four times per year, which the Company believes is greater than the average for other major closeout retailers.

         PURCHASING. The Company believes that the primary factor contributing to the success of its business is its ability to locate and take advantage of opportunities to purchase large quantities of quality brand-name merchandise at prices which allow the Company to resell the merchandise at prices that are substantially below traditional retail prices. Its retail operations maintain a buying staff of ten individuals under the direction of Messrs. Churches and Sommers in Columbus, Ohio and New York City. The retail purchasing staff works closely with the wholesale operation to identify the most attractive closeout purchasing opportunities available. The Company believes its acquisition of the retail operations has created significant synergies in purchasing. The combined buying power and expertise of the retail and wholesale purchasing staffs enable the Company to identify and purchase large quantities of quality, brand-name closeout merchandise and then sell the merchandise through its retail stores, its wholesale distribution channels or both. The Company believes the combination of wholesale and retail operations has enabled the Odd Job buying staff to broaden the scope and the quantities of quality merchandise that it purchases and offer better value to its customers. For example, the Odd Job stores historically purchased seasonal items through importers or other middlemen. Following the Odd Job Acquisition, such items are now purchased primarily from manufacturers, at substantial savings. The Company's retail buyers purchase merchandise from more than 1,300 suppliers throughout the world.

         STORE OPERATIONS. Each store is staffed with section managers who have primary responsibility for helping customers and monitoring sales floor inventory in several merchandise categories. Section managers continually replenish the shelves, communicate information as to fast-selling items to store managers and identify slow-moving products for clearance. Each store has between six and 14 check-out stations and provides sales personnel for customer assistance. Sales are primarily for cash, although personal checks and bank credit cards are accepted. The Company's Manhattan stores offer free daily storage, which enables customers to pick up items purchased during the day on their way home from work. Following the Odd Job Acquisition, the Odd Job stores moved to expanded weekend hours and seven-day-a-week operations. As the number of stores increase, the Company intends to create an infrastructure consisting of regional managers responsible for the operations of approximately 20 stores, reporting directly to the Vice President-Retail Operations.

         STORE LOCATIONS. The Company's 18 suburban stores are each located in strip shopping centers. The five Manhattan stores are each located in high-traffic urban corridors (e.g., near Grand Central Station, Rockefeller Center and Wall Street) which provide access to large numbers of commuters. As a result, the Manhattan stores generate higher volumes during the work week. The Company's suburban stores are generally in close proximity to shopping malls, department stores and other retail operations and in most cases are near a major highway or thoroughfare, making them easily accessible to customers. The suburban stores generate higher sales volumes during the weekends. The Company attempts to tailor its merchandising and marketing strategies to respond to the differences in its urban and suburban stores. The Company's stores range in size from 6,500 to 25,000 square feet. On average, approximately 60% of the area of each store represents selling space. All of the stores are located in leased facilities.

         In selecting its new store locations, the Company seeks suitable existing structures which it can refurbish in a manner consistent with its merchandising concept. This strategy, which requires minimal leasehold improvements by the Company, enables the Company to open stores in new locations generally within six to ten weeks following execution of a lease.

         WAREHOUSING AND DISTRIBUTION. Merchandise is distributed to the retail stores from the Company's Englewood, New Jersey warehouse and distribution facility. The Englewood facility has recently been expanded to approximately 253,000 square feet. The Company believes the expanded Englewood facility has the capacity to support the warehousing and distribution needs of approximately 60 stores.

         Substantially all of the Company's retail inventory is shipped directly from suppliers to the Company's Englewood, New Jersey warehouse and distribution facility or the Company's Solon, Ohio warehouse and distribution facility. Since the Englewood, New Jersey warehouse and distribution facility maintains back-up inventory and provides delivery several times per week to each store, in-store inventory requirements are reduced and the Company is able to operate with smaller stores. Off-hours stocking and off-site storage space are utilized to support the store's inventory turnover, particularly during the busy fourth quarter. The majority of the Company's inventory is delivered to the stores by a contract carrier, as well as by direct vendor shipments.

         Distribution to the stores is controlled by the Company's buyers and senior management. The Company's merchandise is distributed based on variables such as store volume and certain demographic and physical characteristics of the stores. Each store has monthly budgeted inventory levels based on its projected sales for the year and its existing inventory levels. Stores receive shipments of merchandise several times per week from distribution centers based on their anticipated inventory requirements and communications between store managers and the distribution group.

WHOLESALE OPERATIONS

         GENERAL. The Company is one of the nation's largest wholesalers of closeout merchandise, with 1996 wholesale sales of approximately $95.7 million (excluding intercompany sales to Odd Job). The Company's wholesale operations purchase and resell many of the same lines of merchandise sold through the Company's retail operations. The wholesale operations acquire closeout merchandise at prices substantially below traditional wholesale prices and sell such merchandise through a variety of channels. In general, the Company does not have long-term or exclusive arrangements with any manufacturer or supplier for the wholesale distribution of specified products. Rather, the Company's wholesale inventory, like its retail inventory, consists primarily of merchandise obtained through specific purchase opportunities.

         PURCHASING. The Company's wholesale buyers purchase merchandise from more than 900 suppliers throughout the world and continually seek opportunities created by manufacturers and other closeout circumstances (e.g., packaging changes), the overstock inventory of wholesalers and retailers, buybacks, receiverships, bankruptcies and financially distressed businesses, as well as other sources. The Company's experience and expertise in buying merchandise from such suppliers has enabled it to develop relationships with many manufacturers and wholesalers who offer some or all of their closeout merchandise to the Company prior to attempting to dispose of it through other channels. By selling their inventories to the Company, suppliers can reduce warehouse expenses and avoid the sale of products at concessionary prices through their normal distribution channels. In addition to closeout merchandise purchased from suppliers, approximately 25% of the Company's wholesale purchases for fiscal 1995 and fiscal 1996, consisted of selected items manufactured to the Company's specifications by domestic and foreign suppliers.

         The Company's primary sources of merchandise are manufacturers, barter agents, distributors and retailers. The Company accommodates the needs of its vendors by (i) making rapid purchasing decisions; (ii) taking immediate delivery of larger quantities of closeout merchandise than many of its competitors;
(iii) purchasing the entire product assortment offered by a particular vendor,
(iv) minimizing disruption to the supplier's ordinary distribution channels;
and (v) making prompt and reliable payments. The Company believes that its flexibility and expertise has established the Company as a preferred customer of many key sources of closeout merchandise. In many cases, the Company has developed valuable sources from which it obtains certain lines of merchandise on a continuing basis.

         The Company's wholesale and retail buyers work closely together to identify attractive purchasing opportunities and negotiate and complete the purchase of significant quantities of closeout consumer items. The Company believes the expertise and resources of the retail operations have enabled the wholesale operations to broaden the categories and quantities of merchandise offered to its customers.

         SALES AND MARKETING. The Company maintains a direct sales force of 16 persons in its wholesale operations and also sells its merchandise through 22 independent representatives. In addition to a showroom at its Solon, Ohio facility, the Company or its representatives maintain showrooms in New York City, Columbus, Boston and Philadelphia. The Company sells to over 1,500 wholesale customers, which include a wide range of major regional and national retailers as well as smaller retailers and other wholesalers and distributors. Sales to the Company's single largest wholesale customer accounted for approximately 18.6% of total sales on a pro forma basis in fiscal 1995 and 20.0% of total sales in fiscal 1996. No other customer accounted for more than 10% of total sales in either period.

         WAREHOUSING AND DISTRIBUTION. The Company conducts its wholesale operations primarily from a leased, single-story office, warehouse and distribution facility in Solon, Ohio. The Solon facility has been expanded to approximately 740,000 square feet. From time to time, the Company leases space at public warehouses. Generally, the Company does not have a prospective customer prior to purchasing merchandise, although in some cases a customer willing to purchase part or all of the goods will be found immediately prior to, or soon after, a purchase. In the latter case, the Company attempts, whenever possible, to drop ship the goods directly to the customer from the point of purchase. In other cases, the Company ships the merchandise to its warehouse and distribution facility via back haulers and common carriers. For fiscal 1996, approximately 60.1% of the Company's wholesale sales were of merchandise shipped through its warehouse and distribution facility, and approximately 39.9% of such sales were of merchandise drop shipped directly to customers.

MANAGEMENT INFORMATION SYSTEMS

         The Company's wholesale operations is currently supported by an IBM AS400-based computer system, which system has been upgraded to support the Company's combined operations. The system utilizes proprietary software which allows the Company to monitor and integrate its distribution, order entry, showroom, product management, purchasing, inventory control, shipping and accounting systems. The Company is exploring the use of radio frequency equipment in its warehouse and showrooms.

         The Company is in the process of installing an IBM AS400-based software package for use in its retail operations. The Company intends to install a point-of-sale (POS) system to fully capture store transactions and provide updated data to its purchasing staffs and other corporate personnel, and for transfer into the Company's accounting, merchandising and distribution systems. The Company intends to fully integrate such retail system with its wholesale computer system. The Company spent $800,000 in fiscal 1996 and estimates that it will spend approximately $1.4 million in fiscal 1997 in implementing and integrating its retail management information systems. Such installation, including the addition of POS scanning, is scheduled to be completed in 1998.

COMPETITION

         In its retail operations, the Company competes with other closeout retailers, discount stores, deep discount drugstore chains, supermarkets and other value-oriented specialty retailers. In its wholesale operations, the Company competes with numerous national and regional wholesalers, retailers, jobbers, dealers and others which sell many of the items sold by the Company. Certain of these competitors have substantially greater financial resources and wider distribution capabilities than those of the Company, and competition is often intense. Competition is based primarily on product selection and availability, price and customer service. The Company believes that by reason of its ability to make purchases of closeout, bulk and surplus items, its prices compare favorably with those of its competitors.

         In addition to competition in the sale of merchandise at wholesale and retail, the Company encounters significant competition in locating and obtaining closeout, overproduction and similar merchandise for its operations. There is increasing competition for the purchase of such merchandise. However, the Company believes that it will have sufficient sources to enable it to continue purchasing such merchandise in the future. Furthermore, the Company believes that as the number and capacity of its stores grow, its ability to take advantage of purchase opportunities of larger quantities of merchandise at favorable prices will increase accordingly.

TRADEMARKS

         The Company has registered "Odd Job" as a trademark in the United States. The Company has registered or has filed registration applications for certain other trademarks and trade names.

EMPLOYEES

         At January 25, 1997, the Company had 910 employees, including 718 in direct retail operations, 114 in direct wholesale operations and 78 in general management and administrative positions. The Company considers its relationship with its employees to be good. Approximately 68 of the Company's Solon, Ohio hourly warehouse employees are subject to a five year collective bargaining agreement expiring December 31, 1999. In April 1997, the National Labor Relations Board certified the petition of the warehouse employees in Englewood, N.J. to be represented by a union. The Company is not a party to any other labor agreements.

ITEM 2. PROPERTIES

         The Company leases its offices, and warehouse and distribution facility in Solon, Ohio from a partnership in which certain of the Company's shareholders are partners. The Company currently occupies approximately 740,000 square feet at such facility, of which approximately 22,000 square feet is used as office and showroom space and the remainder of which is used as warehouse space for the Company's wholesale operations. The lease for the facility, as amended, expires December 31, 2008. The Company leases its warehouse and distribution facility in Englewood, New Jersey which was recently expanded to 253,000 square feet. The lease for the facility as amended, expires October 31, 2001. In addition, the Company leases space at several pubic warehouses depending on its needs at a particular point in time. The Company believes that the office and warehouse facilities described above are generally adequate for the present and reasonably foreseeable requirements of its present retail stores and wholesale business. As the number of stores expands, additional warehouse and distribution facilities will be required for the Company's retail operations.

         The Company leases its offices and showrooms in Columbus, Ohio and New York City, with the Columbus lease renewing on a month to month basis and the New York lease expiring on December 31, 2001.

The Company leases all of its stores. Store leases generally provide    for
fixed monthly rental payments, plus the payment, in most cases, of real estate taxes, utilities, liability insurance and common area maintenance. In certain locations, the leases provide formulas requiring the payment of a percentage of sales as additional rent. Such payments are generally only required when sales reach a specified level. The typical store lease is for an initial term of five or ten years, with certain leases having renewal options.

ITEM 3. LEGAL PROCEEDINGS

         The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes that the amount of any ultimate liability with respect to these actions will not have a material adverse effect on the Company's liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS

         The executive officers and directors of the Company and their ages as of April 25, 1997 are as follows:

       NAME                 AGE      POSITION
       ----                 ---      --------

Reuven D. Dessler           49       Chairman of the Board and Chief
                                       Executive Officer
Brady Churches              38       President, Director
Jacob Koval                 49       Executive Vice President-Wholesale,
                                       Director
Jerry Sommers               46       Executive Vice President-Retail,
                                       Director
Susan Atkinson              45       Senior Vice President - Chief Financial
                                       Officer and Treasurer
Charles Bilezikian          60       Director
Phillip Cohen               78       Director
Robert Horne                38       Director
Ned L. Sherwood             47       Director
Marc H. Morgenstern         47       Secretary

         Reuven Dessler is Chairman of the Board and Chief Executive Officer of the Company since November 1996. Mr. Dessler co-founded the Company in 1975 and served as its President until November 1996.

         Brady Churches has served as the Company's President and a Director since November 1996 and served as President - Retail from August 1995 until such date. From 1978 until April 1995, Mr. Churches held various senior management positions at Consolidated, including President from August 1993 until April 1995. Mr. Churches is currently a member of the Board of Directors of Sun Television & Appliance, Inc.

         Jacob Koval is Executive Vice President - Wholesale and a Director of the Company. Mr. Koval co-founded the Company in 1975.

         Jerry Sommers has served as Executive Vice President - Retail of the Company since November 1995, and as a Director since November 1996. From 1984 through April 1995, Mr. Sommers held various senior management positions with Consolidated, including Executive Vice President from August 1993 until April 1995.

         Susan Atkinson has served as Senior Vice President-Chief Financial Officer and Treasurer of the Company since January 1993. From August 1988 through December, 1992, she was employed by Harris Wholesale Company, a pharmaceutical wholesaler, serving as Chief Financial Officer and Vice President Finance/Administration from January 1991 until December 1992.

         Charles Bilezikian, is the President and founder of Christmas Tree Shops, Inc., a specialty retailer of housewares, gourmet foods and other consumer items. Founded in 1971, Christmas Tree Shops operates 17 stores in the New England region.

         Phillip Cohen, is a Vice President of P-C Sales, Inc., a wholesaler and importer of closeout and other merchandise. From 1947 to his retirement in 1989, Mr. Cohen was Chairman and CEO of Wisconsin Toy and Novelty, Inc., a Midwest distributor of closeout toy and novelty items.

         Robert Horne has served as a Director of the Company since November 1996. Mr. Horne has been a principal of ZS Fund L.P., a Company engaged in making private investments, since March 1992. Prior to joining ZS Fund, Mr. Horne was employed by Salomon Brothers Inc as a Vice President in its Mergers and Acquisitions Group.

         Ned L. Sherwood has served as a Director of the Company since November 1996. Mr. Sherwood has been a principal and President of ZS Fund L.P., for more than the past five years. Mr. Sherwood is currently a member of the Boards of Directors of Sun Television & Appliance, Inc., Kaye Group, Inc., and Market Facts, Inc.

         Marc H. Morgenstern has served as Secretary of the Company since November 1996. He has been a principal in the Cleveland, Ohio law firm of Kahn, Kleinman, Yanowitz & Arnson Co., L.P.A. for more than five years, and has been President of the law firm and Chairman of its Executive Committee since June 1992.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MAZL". The following table shows the high and low closing sale prices of the Common Stock since the Common Stock began trading publicly on November 21, 1996, as reported through January 24, 1997. The price to the public in the initial public offering which occurred on November 21, 1996 was $16.00 per share.

                                                      Common Stock

                                                 High             Low
                                                 ----             ---
      Quarter ended January 25, 1997
      (From November 21, 1996)                   25.125          19.00


         As of April 1997, the Company believes that there were 2,000 beneficial owners of the Company's Common Stock.

Dividend Policy

         The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its future earnings, if any, to finance the expansion of its business and for general corporate purpose and currently does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant. In addition, the Company's credit facility with The Provident Bank prohibits the Company from declaring or paying any dividends without the prior written consent of The Provident Bank.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical financial data of the Company presented under the captions Statement of Operations Data and Balance Sheet Data as of and for the years ended December 31, 1992 and January 31,1994, 1995 and 1996 (fiscal years 1992, 1993, 1994 and 1995, respectively) have been derived from the financial statements of Mazel Company L.P. ("Partnership"), which during 1996 was restructured as the Company. The financial statements of the Partnership include the operations of the Peddlers Mart retail store from December 9, 1994 and the Odd Job operations from December 7, 1995. The selected historical financial data presented under the captions Statement of Operations Data and Balance Sheet Data as of and for the fiscal year ended January 25, 1997 (fiscal year 1996) was derived from the financial statements of the Company. Such financial statements of the Partnership and the Company were audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected data referred to above and the Pro Formas as Adjusted Data should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing. The Pro Forma as Adjusted Data and the information under the caption Selected Operating Data shown in the table are unaudited.



                                                                  STATEMENT OF OPERATIONS DATA
                                                                  ----------------------------
                                                                          FISCAL YEAR
                                      ---------------------------------------------------------------------------------------
                                                                                                                  PRO FORMA,
                                                                                                                  AS ADJUSTED
                                         1992           1993            1994            1995           1996         1996(1)
                                        ------         ------          ------          ------         ------       --------

                                                         (IN THOUSANDS EXCEPT PER SHARE AND OPERATING DATA)

Net sales                               $71,156         $74,954         $76,254        $98,106       $179,877        $179,877
Cost of sales                            52,111          54,201          55,183         70,208        121,382         121,382
                                      ---------       ---------       ---------       --------      ---------       ---------
Gross profit                             19,045          20,753          21,071         27,898         58,495          58,495
SG & A expense                           13,703          15,094          15,317         20,753         45,802          44,567
Special charges                           8,100           1,285               0          2,203          4,243               0
                                      ---------       ---------       ---------       --------      ---------       ---------
Operating profit (loss)                  (2,758)          4,374           5,754          4,942          8,450          13,928
Interest expense (income)                   650           1,130             894          1,265          2,254            (205)
Other expense (income)                     (459)             43             (26)           559            (34)            (34)
                                      ---------       ---------       ---------       --------      ---------       ---------
Income (loss) before
   income taxes                          (2,949)          3,201           4,886          3,118          6,230          14,168
Income taxes                                 63              21              71             19         (1,987)          5,667
Extraordinary loss                            0            (455)              0              0              0               0
                                      ---------       ---------       ---------       --------      ---------       ---------

Net income (loss)                       $(3,012)         $2,725          $4,815         $3,099         $8,217          $8,501
                                      =========       =========       =========       ========      =========       =========
Pro forma as adjusted
  earnings per share                                                                                                    $0.93
Pro forma shares outstanding                                                                                            9,170

BALANCE SHEET DATA:
Working capital                         $20,469         $18,373         $17,439        $26,193        $44,473         $44,473
Total assets                             30,589          28,450          31,129         56,634         86,361          86,644
Long term debt                           17,168          12,303          10,649         27,382             70              70
Total liabilities                        22,848          18,997          19,567         43,764         21,599          21,599
Shareholders' equity and
   partners' capital                      7,741           9,453          11,562         12,870         64,762          65,045

SELECTED OPERATING DATA:
Number of stores                             10              11              12             13             23
Total square footage                    139,718         153,718         164,386        188,361        336,905
Total store sales growth                    0.8%            5.4%           12.8%           6.3%          40.2%
Comparable store net sales                  0.8%           -2.6%            7.9%          -4.4%          15.8%
Avg.  net sales per gross sq. ft           $340            $326            $344           $319           $354


(1) Pro forma as adjusted data gives effect to the Company's initial public offering as of the beginning of all periods presented, and includes the combination of: (i) the Mazel wholesale operations; (ii) the Odd Job retail operations; and (iii) the Peddlers Mart retail store, as if the combination of entities had occurred at the beginning of all periods presented. Pro forma as adjusted data exclude certain non-recurring charges, and give effect to the use of proceeds resulting from the Company's 2,960,100 share initial public offering, as well as certain adjustments to compensation expense.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

OVERVIEW

         Mazel Stores, Inc. consists of two complementary operations: (i) a major regional closeout retail business; and (ii) one of the nation's largest closeout wholesale businesses.

         Mazel was founded as a wholesaler of closeout merchandise in 1975. In 1981, the Company initiated its Just Closeouts retail operations in Ohio, which were subsequently sold in October 1995. In 1992, Mazel Company L.P. (a predecessor to the Company), a general partner of which was an affiliate of ZS Fund, a private investment firm, acquired substantially all of the assets of Mazel's wholesale and retail businesses. In December 1995, Odd Job Holdings, Inc. wholly-owned by another affiliate of ZS Fund, acquired Odd Job, which operated a chain of 12 retail stores in the New York metropolitan area, and acquired Peddlers Mart, which operated one store. In connection with a restructuring that occurred immediately prior to the Offering in November
1996, the Company acquired all of the assets of Mazel Company L.P. and the stock of Odd-Job Holdings. The Company (including its predecessors) has opened or acquired ten (10) stores in fiscal 1996; it plans to open nine stores in fiscal 1997, 12 stores in fiscal 1998 and 15 stores in fiscal 1999.

         The Combined Financial Statements of Mazel Company L.P. and Odd-Job Holdings, Inc. represent the historical assets, liabilities and results of operations of the Company.

         In the fourth quarter fiscal 1996, the Company took a one-time, pre-tax charge of $4.2 million representing compensation and other charges arising in connection with the Company's initial public offering. Included as part of the charge are the effects of the issuance of a total of 206,898 shares of Common Stock to certain employees of the Company in return for ongoing reductions in their salaries and potential bonuses. The Company also realized a one-time
$1.5 million tax benefit in fiscal 1996 arising from cumulative differences between the net book and tax basis of Mazel Company L.P.'s assets and liabilities.

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

         The Company's wholesale operations have grown from $57.4 million in fiscal 1992 to $95.7 million in fiscal 1996. The Company anticipates that net sales of the retail operations should grow more quickly than those of its wholesale operations because of an emphasis on opening and acquiring new stores and anticipated increases in comparable store sales. As the Company's retail operations grow, the wholesale operations will sell a larger percentage of its products to the Company's retail stores. Because the gross margin on sales from the wholesale to retail operations are below the margin on sales to third parties, to the extent that sales to the retail operations becomes a higher percentage of wholesale's net sales, wholesale's margin will be negatively affected. The wholesale operations gross margin on sales to the Company's retail operations of inventory remaining on the retail operations books at the end of a reporting period is eliminated in the combined statements. Consequently, the wholesale operations gross margins will be slightly affected on a quarter-to-quarter basis based on the level of any changes to retail inventory.

         In the past two years, the Company has made a substantial investment in executive personnel and infrastructure to accommodate the Company's anticipated growth, particularly with respect to its retail operations. The Company has hired three senior executives and six buyers, and has expanded its Solon, Ohio and Englewood, NJ warehouse and distribution facilities. The Company believes that this level of investment in senior management and distribution facilities will be sufficient to support its growth until the Company's retail operations expands to approximately 60 stores.

RESULTS OF OPERATIONS

         The results of operations set forth below describe: (i) the Company's retail operations; and (ii) its wholesale operations. Retail operations include the results of the Odd Job and Peddlers Mart operations both prior and subsequent to their acquisitions by the Company. Wholesale operations include the results of Mazel Company L.P. for each of the periods presented. The Ohio stores, sold in October 1995, are treated as a discontinued operation. Although the presentation of retail operation results prior to its acquisition in December 1995 ("predecessor") is not required, the Company believes that presentation of such data assist the reader in a better understanding of the business.




RETAIL SEGMENT              STATEMENT OF OPERATION DATA
                                 RETAIL SEGMENT
                                 (IN THOUSANDS)

                                        Successor                     Predecessor
                            -------------------------------     ---------------------
                             Fiscal Year                                  Fiscal Year
                                1996               Fiscal Year 1995           1994
                            -------------   ----------------------------   ----------
                                             December 7,    February 1
                              Year Ended      1995 to        1995 to       Year Ended
                              January 25,    January 27,    December 7,    January 31,
                               1997(1)         1996(2)         1995           1995(3)
                            -------------   ------------   -------------   ----------
                                           (in thousands of dollars)
Net sales                      $84,202        $14,775        $45,289        $56,511
Cost of sales                   51,299          9,637         27,904         35,481
                               -------        -------        -------        -------

Gross profit                    32,903          5,138         17,385         21,030
SG & A expense                  29,086          4,658         16,199         18,907
Special charges                      0            300              0              0
                               -------        -------        -------        -------
Operating profit-retail         $3,817           $180         $1,186         $2,123
                               =======        =======        =======        =======

                                          PERCENTAGE OF NET SALES
                                --------------------------------------
                                               FISCAL YEAR
                                --------------------------------------
                                 1996           1995           1994
                                --------      ---------       --------
Net sales                       100.00%        100.00%        100.00%
Cost of sales                    60.92          62.50          62.79
                                ------         ------         ------

Gross margin                     39.08          37.50          37.21
SG & A expense                   34.54          34.72          33.46
Special charges                   0.00           0.50           0.00
                                ------         ------         ------

Operating profit-retail           4.53%          2.27%          3.76%
                                ======         ======         ======

(1) Reflects a reclassification of $312 for the year ended January 25, 1997 from selling, general and administrative expense retail, to corporate.
(2) As a result of the purchase accounting method applied to the Odd Job Acquisition, the financial information for the periods after the Odd Job Acquisition is presented on a different cost basis than for the periods before the Odd Job Acquisition. The Company information post-acquisition includes the results of Peddlers Mart for the 12 months ended January 27, 1996 and Odd Job for the period from December 7, 1995 to January 27, 1996.
(3) Reflects a freight reclassification of $839 for the year ended January 31, 1995, from cost of sales to selling, general and administrative expense.

FISCAL 1996 RESULTS VERSUS FISCAL 1995 (COMBINED PREDECESSOR AND SUCCESSOR)

        Net sales increased $24.1 million, or 40.2%, to $84.2 million in fiscal 1996 from $60.1 million for fiscal 1995. Comparable store net sales increased approximately 15.8%, contributing $9.5 million of the increase in net sales. Comparable store net sales increased primarily due to expanded store hours including seven-day-a-week operations following the Odd Job acquisition, as well as an expanded product mix and enhanced merchandising techniques. The remaining $14.6 million increase is attributable to two stores acquired March 1, 1996, one store acquired in December 1996, and seven additional stores opened during fiscal 1996. Net sales in fiscal 1995 were marginally negatively affected by the relocation of one of the Company's Manhattan stores during August of that year.

        Gross profit increased $10.4 million, or 46.1%, to $32.9 million in fiscal 1996, from $22.5 million in fiscal 1995. Gross margin increased to 39.1% in fiscal 1996, from 37.5% in fiscal 1995. The increase was due to increased purchasing opportunities resulting from the ability to buy for both the retail and wholesale operations, as well as the efforts of the Company's eight new senior buyers in acquiring higher margin products.

        Selling, general and administrative expenses increased $8.2 million, or 39.5%, to $29.1 million in fiscal 1996, from $20.9 million in fiscal 1995. Selling, general and administrative expenses, as a percentage of net sales, decreased slightly to 34.5% in fiscal 1996 from 34.7% in the comparable 1995 year. The $8.2 million increase primarily resulted from $4.7 million of increased store level expenses. Approximately $1.7 million of the increase resulted primarily from an increase in administrative cost, principally attributable to costs associated with the new buying and advertising personnel and costs associated with store management trainees. In addition, warehouse and store delivery costs increased $1.7 million due to costs associated with increased inventory levels, new store opening support costs, and costs associated with setup of the expanded warehouse square footage. A more aggressive advertising program, including periodic circulars, resulted in an increase of approximately $173,000 in advertising costs.

        Operating profit increased to $3.8 million for fiscal 1996, from $1.4 million for fiscal 1995. As a percentage of net sales, operating profit increased to 4.5% from 2.3%. This increase was primarily due to the factors described above.

FISCAL 1995 (COMBINED PREDECESSOR AND SUCCESSOR) VERSUS FISCAL 1994

        Net sales increased $3.6 million, or 6.3%, to $60.1 million in fiscal 1995, from $56.5 million in fiscal 1994. Comparable store net sales decreased 4.4%, or $2.2 million. Comparable store net sales decreased primarily due to the Company carrying lower levels of inventory in anticipation of a difficult retail environment in the last half of fiscal 1995 and additionally reflects the impact of the predecessor management's focus on the Odd Job Acquisition. Fiscal 1995 net sales include $5.2 million of sales attributable to Peddlers Mart.

        Gross profit increased $1.5 million, or 7.1%, to $22.5 million in fiscal 1995, from $21.0 million in fiscal 1994. Gross margin remained relatively constant, increasing modestly to 37.5% in fiscal 1995, from 37.2% in fiscal 1994.

        Selling, general and administrative expenses increased $2.0 million, or 10.3%, to $20.9 million in fiscal 1995, from $18.9 million in fiscal 1994. Selling, general and administrative expenses as a percentage of net sales increased to 34.7% in fiscal 1995, from 33.5% in fiscal 1994. The increase in selling, general and administrative expenses was due primarily to $1.7 million of increased store operating expenses due to the inclusion of Peddlers Mart in fiscal 1995, a $300,000 increase in Odd Job store payroll due in part to the relocation of one Manhattan store, and a $200,000 legal expense.

        Special charges were $300,000 in fiscal 1995, reflecting signing bonuses paid to former owners of Odd Job payable upon completion of the Odd Job Acquisition. There were no special charges in fiscal 1994.

        Operating profit decreased $757,000, or 35.7% in fiscal 1995, to $1.4 million versus $2.1 million in fiscal 1994. As a percentage of net sales, operating margin decreased to 2.3% in fiscal 1995, versus 3.8% in fiscal 1994. This decrease was a result of all of the factors described above.

WHOLESALE SEGMENT


                                            STATEMENT OF OPERATION DATA
                                     WHOLESALE SEGMENT AND CORPORATE EXPENSES
                                                  (IN THOUSANDS)

                                                      Fiscal Years
                                          ---------------------------------------------------
                                            1996                  1995                 1994
                                          --------              --------             --------
Net sales(1)                               $95,675               $73,817              $62,748
Cost of sales                               70,083                53,476               45,790
                                           -------               -------              -------
Gross profit                                25,592                20,341               16,958
SG & A expense                              11,577                 9,689               10,478
Special charges                                  0                   332                    0
                                           -------               -------              -------
Operating profit - wholesale               $14,015               $10,320              $ 6,480
                                           =======               =======              =======

Corporate expenses(2)                     $  5,139              $  3,342                  N/A
                                           =======               =======              =======


(1) Sales between Mazel and Odd Job have been eliminated in fiscal years 1996 and 1995 in the amounts of $9,057,000 and $3,496,000, respectively. Wholesale gross profit remaining in retail inventory as a result of the previously mentioned sales has been eliminated for fiscal years 1996 and 1995 in the amounts of $336,000 and $95,000, respectively. The combination of Mazel and Odd Job occurred in fiscal 1995 and, accordingly, intercompany sales and profit in inventory have not been eliminated in fiscal 1994.

(2) Corporate expenses consist of shared administrative costs between retail and wholesale.



                                                      PERCENTAGE OF NET SALES
                                          ----------------------------------------------
                                                          Fiscal Years
                                          ----------------------------------------------
                                            1996               1995               1994
                                          --------           --------           --------
Net sales                                  100.00%            100.00%            100.00%
Cost of sales                               73.25              72.44              72.97
                                           ------             ------             ------

Gross margin                                26.75              27.56              27.03
SG & A expense                              12.10              13.13              16.70

Special charges                              0.00               0.45               0.00
                                           ------             ------             ------

Operating profit - wholesale                14.65%             13.98%             10.33%
                                           ======             ======             ======

Corporate expenses                           2.86%              2.50%              N/A
                                           ======             ======             ======

FISCAL 1996 VERSUS FISCAL 1995

        Net sales increased $21.9 million, or 29.6%, to $95.7 million in fiscal 1996, from $73.8 million in fiscal 1995. Fiscal 1996 net sales were positively affected by a higher levels of sales to existing customers, including one key customer whose secondary distribution center had been damaged early in the second quarter of 1996. The Company also benefited from the addition of new customers.

        Gross profit increased $5.3 million, or 25.8%, to $25.6 million in fiscal 1996, from $20.3 million in fiscal 1995. Gross margin decreased to 26.7% in fiscal 1996, from 27.6% in fiscal 1995. The increase in gross profit was driven by the large increase in sales volume, while the gross margin decline resulted from a change in merchandise mix and a reduced gross margin on stock sales in fiscal year 1996.

        Selling, general and administrative expenses increased $1.9 million, or 19.5%, to $11.6 million in fiscal 1996, from $9.7 million in fiscal 1995. The increase in selling, general and administrative expenses was principally due to increases in variable expense (such as sales commission and travel). As a percentage of net sales, selling, general and administrative expenses decreased to 12.1% in fiscal 1996, from 13.1% in fiscal 1995.

        Special charges of $332,000 in fiscal 1995 resulted from one-time contractual obligations relating to hiring of senior executives. There were no special charges in 1996.

        Wholesale operating profit increased to $14.0 million in fiscal 1996, from $10.3 million in fiscal 1995. As a percentage of net sales, operating margin increased to 14.6 % in the 1996 fiscal year from 14.0% in the comparable 1995 year due to the factors described above.

FISCAL 1995 VERSUS FISCAL 1994

         Net sales increased $11.1 million, or 17.6% to $73.8 million in fiscal 1995, from $62.7 million in fiscal 1994, which included $2.2 million of sales to Odd Job. Fiscal 1995 net sales were positively affected by a $4.5 million increase in levels of inventory available for sale, and higher levels of sales to existing customers, as well as the addition of new customers.

         Gross profit increased $3.4 million, or 19.9%, to $20.3 million in fiscal 1995, from $17.0 million in fiscal 1994. Gross margin increased slightly to 27.6% in fiscal 1995, from 27.0% in fiscal 1994. Gross margin increase slightly due to changes in product mix sold.

         Selling, general and administrative expenses decreased $789,000 or 7.5%, to $9.7 million in fiscal 1995, from $10.5 million in fiscal 1994. Selling, general and administrative expenses as a percentage of net sales decreased to 13.1% in fiscal 1995 from 16.7% in fiscal 1994. The decrease in expenses and percentages are reflective of a reclassification in 1995 of certain expenses relating to key executives and shared administrative services to Corporate expenses.

         Special charges of $332,000 in fiscal 1995 resulted from one-time contractual obligations relating to the hiring of senior executives. There were no special charges in 1994.

         Operating profit increased $3.8 million or 59.3%, in fiscal 1995, to $10.3 million, versus $6.5 million in fiscal 1994. Operating margin increased to 14.0% in fiscal 1995, versus 10.3% in fiscal 1994. This increase was primarily a result of the exclusion and reclassification of corporate expenses in 1995.

CORPORATE EXPENSES

FISCAL YEAR 1996 VERSUS FISCAL YEAR 1995

         Corporate expenses consist of the cost of senior management and shared administrative resources which are utilized by both segments of the business. Corporate expense increased $1.8 million or 53.8% to $5.1 million during fiscal 1996 from $3.3 million fiscal 1995. The increase is primarily due to the addition of two key executives, their respective signing bonuses, expenses associated with the opening of a Columbus, Ohio office and increases in other expenses, including insurance expense. Corporate expense in 1995 includes a $600,000 special charge for legal fees. As a result, corporate expense increased as a percentage of total Company's sales to 2.9% in 1996 from 2.5% in 1995.

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

        On November 21, 1996 the Company completed an initial public offering of 2,960,100 shares of Common Stock, no par value, at $16 per share. The offering generated net proceeds of approximately $43.0 million, after deducting underwriting fees and offering expenses. The net proceeds were used to repay $33.4 million of indebtedness to a senior institutional lender and $4.0 million of Partners' notes, to fund approximately $2.9 million in tax loans to certain executives and former shareholders of the Company, $900,000 in compensation buyouts to certain executives and the remaining $1.9 million was used for general corporate purpose.

        Historically, the Company's growth has been financed through cash flow from operations, borrowings under its bank credit facility and the extension of trade credit. Prior to the Company's initial public offering, the Company maintained a $38.5 million Credit Facility secured by a lien on substantially all of the Company's assets. As a result of the offering, in December 1996, the Company entered into a new $40 million credit facility. Loans under the new facility are secured by liens only on the Company's receivables and warehouse inventories. The facility has a maturity date of April 30, 1999. Borrowings under the new facility bear interest, at the Company's option, at either LIBOR plus 200 basis points or prime less 50 basis points. The credit facility contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments.

        For fiscal year 1996, cash provided by consolidated operating activities was $878,000 as compared to cash used in fiscal 1995 of $2.2 million. Net income and increases in trade payables, offset by increases in inventory and trade receivables, accounted for the cash provided in fiscal 1996. In fiscal year 1995 increased inventory levels and decreased trade payables accounted for the majority of cash used in operations. Cash used in investing activities increased slightly to $7.1 million in fiscal 1996 from $7.0 million in fiscal 1995. The majority of the cash used in fiscal 1995 was related to the acquisition of the assets of Odd Job Holdings. Capital expenditures in 1995 were offset by the proceeds of the sale of fixtures and equipment used in the Ohio retail operation which was sold in October 1995. Cash was used in 1996 primarily for capital expenditures related to corporate growth and loans to related parties made in connection with the Company's public offering completed in November 1996. Cash provided by financing activities increased to $12.7 million in fiscal 1996 from $10.5 million in fiscal 1995. The majority of financing provided was from the Company's public offering, offset by the payment of corporate debt and partner distributions. In fiscal 1995 the cash provided was from borrowings on the Company's revolving line of credit and term loans. Capital expenditures for fiscal 1996 were $3.9 million. Fiscal 1997 capital expenditures are budgeted at approximately $5.6 million, primarily for new stores, the management information systems upgrade and the warehouse and distribution facilities' expansion.

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

INFLATION

        During fiscal year 1996, lease expense and salaries and wages have increased modestly. The increases have not had a significant effect on the Company's results of operations because the impact of rising costs has been offset by price increases. As a result, inflation has not had nor is it expected to have a significant impact on the Company's operations.

GENERAL ECONOMIC TREND, SEASONALITY AND QUARTERLY FLUCTUATION

        Historically, the Company's retail stores have experienced their highest net sales and operating income levels during the fourth quarter, which includes the holiday selling season.

        The Company's results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores, the level of advertising and pre-opening expenses associated with the opening of new stores, the integration of new stores into the operations of the Company and the timing of large opportunistic purchases and sales in the Company's wholesale operations as well as other factors.

        During the first quarter of fiscal 1997, the Company has experienced an increase of approximately 25% in total retail sales, but a 4-5% decrease in comparable store sales compared with the 1996 quarter, when the Company's comparable store sales were up 14.7% from 1995 levels. Comparable store sales are based on a small platform of only 13 stores, and the Company believes the 10 new stores added in fiscal 1996 have siphoned and are expected to continue to siphon some sales from the 13 mature stores located in the same market. The Company believes that the softness in its retail operation was also due to the results of lower shipments to the stores in the early portion of the quarter versus prior year's levels and the later timing of Passover, which impacted sales in the Company's New York and New Jersey markets. The Company made an unusually large, opportunistic purchase late in the 1997 first quarter, whereas a comparable size purchase occurred earlier in the 1996 first quarter. As a consequence of the timing of the 1997 purchase, the Company did not begin recognizing the benefit of retail or wholesale sales from this opportunistic purchase until late in the 1997 first quarter when retail sales strengthened to previously anticipated levels.

        The Company's wholesale operations have also experienced an approximately 14% decline in sales (exclusive of intercompany sales) for the first quarter of 1997 versus sales for the comparable 1996 period, when the wholesale operations experienced a 50% increase from the 1995 comparable quarter. Management believes that a portion of the decline is due to additional sales from the wholesale business to the retail business, which is consistent with management's longer term plan.


QUARTERLY RESULTS (UNAUDITED)

        The following table represents certain selected financial information of the Company's wholesale and retail operations for the quarters indicated. For purposes of analysis, the wholesale operations consists of Mazel Company L.P. and the retail operations consists of Odd Job for each of the quarters presented in the fiscal years 1996 and 1995, as if the Odd Job operation had been acquired at the beginning of fiscal 1995. Sales and profits between Mazel and Odd Job have been eliminated from wholesale results in both years.



                                         QUARTERLY STATEMENTS OF OPERATION

FISCAL 1996                            1ST QUARTER      2ND QUARTER    3RD QUARTER     4TH QUARTER
                                       -----------     ------------    -----------     -----------
                                                      (IN THOUSANDS)
Sales
  Retail                                 $16,882           $18,157        $19,785         $29,378
  Wholesale                               25,572            24,554         24,602          20,947
                                         -------           -------        -------         -------
     Total sales                          42,454            42,711         44,387          50,325
Gross profit
  Retail                                   6,501             7,170          7,768          11,464
  Wholesale                                6,398             6,582          6,950           5,662
                                         -------           -------        -------         -------
     Total gross profit                   12,899            13,752         14,718          17,126

Operating income before
    corporate and special charges
    Retail                                   609               469            510           2,229
   Wholesale                               3,574             3,714          3,929           2,798
                                         -------           -------        -------         -------
    Total                                  4,183             4,183          4,439           5,027
Corporate                                  1,183             1,355          1,282           1,319
Special charges                                0                 0              0           4,243
                                         -------           -------        -------         -------
Operating income (loss)                   $3,000            $2,828         $3,156           $(535)
                                         =======           =======        =======         =======


FISCAL 1995                           1ST QUARTER      2ND QUARTER    3RD QUARTER       4TH QUARTER
                                      -----------      -----------    -----------       -----------
                                                              (IN THOUSANDS)
Sales
  Retail                                 $13,975           $14,238       $13,249           $18,602
  Wholesale                               16,903            15,209        20,858            20,847
                                         -------           -------       -------           -------
     Total sales                          30,878            29,447        34,107            39,449

Gross Profit
  Retail                                   5,324             5,423         4,970             6,806
  Wholesale                                4,825             4,668         5,619             5,229
                                         -------           -------        -------         -------
     Total gross profit                   10,149            10,091        10,589            12,035

Operating income before
 corporate and special charges
  Retail                                     385               439          (239)            1,081
  Wholesale                                2,391             2,177         3,066             3,018
                                         -------           -------        -------         -------
    Total                                  2,776             2,616         2,827             4,099

Corporate                                    533               533         1,233             1,043
Discontinued operations                      235               220         1,748                 0
Special charges                                0                 0             0               632
                                         -------           -------        -------          -------
Operating income (loss)                   $2,008            $1,863         $(154)          $ 2,424
                                         =======           =======       =======           =======

RECENT ACCOUNTING DEVELOPMENTS

        During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which provides guidance for recognition of impairment losses to long-lived assets. The Statement is effective for fiscal years beginning after December 15, 1995. The Company recognized no impairment loss as a result of adoption.

        During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which provides a basis for measurement and recognition of all stock-based employee compensation plans. The disclosure requirements of this Statement are effective for fiscal years beginning after December 15, 1995. The Company chose to maintain its current accounting method for stock-based compensation and disclose the pro forma effects on net income and earnings per share of the fair market value method as permitted by the Statement.

FORWARD LOOKING STATEMENT

        Forward looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to, the successful implementation of the Company's retail expansion plans, the ability to purchase quality closeout merchandise at prices that allow the Company to maintain or exceed expected margins on sales, the effect on comparable store sales of the small platform of stores and the disproportionate impact caused by individual buying transactions, growth into new geographic areas, availability of appropriate retail locations, the lack of any unanticipated problems at the Company's distribution facilities or in transportation of merchandise, in general, and general economic conditions. Please refer to the Company's subsequent SEC filings under the Securities Exchange Act of 1934, as amended, for further information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information required by this Item (other than the information regarding executive officers set forth at the end of Item 4A of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) (1)    Financial Statements:

                   Independent Auditors' Report

                   Consolidated Balance Sheets as of January 25, 1997 and January 31, 1996

                   Consolidated Statements of Operations for the Years Ended January 25, 1997, January 31, 1996 and 1995

                   Consolidated Statements of Stockholders' Equity and Partners' Capital for the Years Ended January 25, 1997, January 31, 1996 and 1995

                   Consolidated Statements of Cash Flows for the Years Ended January 25, 1997, January 31, 1996 and 1995

                   Notes to Consolidated Financial Statements

        (a) (2)    Financial Statement Schedules:

                   All schedules are omitted because they are not applicable or because required information is included in the financial statements or notes thereto.

        (a) (3)    Exhibits
                   See the Index to Exhibits included on page 31.

        (b)        Reports on Form 8-K
                   None

                           INDEPENDENT AUDITORS' REPORT
                           ---------------------------



The Board of Directors and Stockholders
Mazel Stores, Inc.:

We have audited the consolidated financial statements of Mazel Stores, Inc. as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mazel Stores, Inc. as of January 25, 1997 and January 31, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended January 25, 1997, in conformity with generally accepted accounting principles.


                                                       /s/ KPMG Peat Marwick LLP





Cleveland, Ohio
March 21, 1997

                               MAZEL STORES, INC.

                           Consolidated Balance Sheets

                             (Dollars in thousands)


                                                                      January 25,   January 31,
                         Assets                                           1997         1996
                         ------                                       -----------   -----------

Current assets
   Cash and cash equivalents                                           $ 8,010     $ 1,470
   Accounts receivable - trade, less allowance for doubtful
     accounts of $195 in both years presented                           10,565      10,067
   Notes and other receivables                                              96         352
   Inventories                                                          40,399      29,212
   Prepaid expenses                                                      1,186         440
   Deferred income tax asset (note 8)                                    3,006         314
                                                                       -------     -------
                  Total current assets                                  63,262      41,855

Equipment, furniture, and leasehold improvements, net (note 4)           6,251       3,097
Other assets                                                             1,107         987
Notes receivable - related parties (note 6)                              2,936          --
Goodwill, net (note 1[g])                                               10,876       9,000
Deferred income tax asset (note 8)                                       1,929       1,695
                                                                       -------     -------
                                                                       $86,361     $56,634
                                                                       =======     =======




       Liabilities, Stockholders' Equity and Partners' Capital
       -------------------------------------------------------
Current liabilities
   Long-term debt, current portion (note 5)                            $    17     $ 1,361
   Accounts payable                                                     15,447      11,732
   Accrued expenses                                                      3,050       2,376
   Other current liabilities                                               275         193
                                                                       -------     -------
                  Total current liabilities                             18,789      15,662

Revolving line of credit (note 5)                                           --      13,496
Long-term debt, net of current portion (note 5)                             53      12,525
Other liabilities (note 9[a])                                            2,091       2,037
Deferred income tax liability (note 8)                                     666          44
                                                                       -------     -------
                  Total liabilities                                     21,599      43,764


Stockholders' equity and partners' capital
   Common stock, no par value; 14,000,000 shares authorized;
     9,170,100 shares issued and outstanding                                --          --
   Preferred stock, no par value; 2,000,000 shares authorized;
     no shares issued or outstanding                                        --          --
   Additional paid-in capital                                           64,742         100
   Retained earnings (deficit)                                              20        (204)
   Partners' capital                                                        --      12,974
                                                                       -------     -------
                  Total stockholders' equity and partners' capital      64,762      12,870

Commitments and contingencies (notes 5 and 9)
                                                                       -------     -------
                                                                       $86,361     $56,634
                                                                       =======     =======

See accompanying notes to consolidated financial statements.

                               MAZEL STORES, INC.

                      Consolidated Statements of Operations

                             (Dollars in thousands)




                                                                     Fiscal Year Ended
                                                     ---------------------------------------------
                                                       January 25,      January 31,   January 31,
                                                          1997              1996           1995
                                                     -------------    -------------    -----------
Net sales                                            $   179,877      $    98,106      $    76,254
Cost of sales                                            121,382           70,208           55,183
                                                     -----------      -----------      -----------
                Gross profit                              58,495           27,898           21,071
Selling, general, and administrative expense              45,802           20,753           15,317
Special charges (note 11)                                  4,243            2,203               --
                                                     -----------      -----------      -----------
                Operating profit                           8,450            4,942            5,754

Other income (expense)
   Interest expense, net                                  (2,254)          (1,265)            (894)
   Other                                                      34             (559)              26
                                                     -----------      -----------      -----------
                Income before income taxes                 6,230            3,118            4,886

Income tax expense (benefit) (note 8)                     (1,987)              19               71
                                                     -----------      -----------      -----------
                Net income                           $     8,217      $     3,099      $     4,815
                                                     ===========      ===========      ===========
Pro forma as adjusted data (unaudited) (note 13)
   Income before income taxes                        $     6,230      $     3,118
   Supplemental pro forma adjustments
     Income of Odd Job retail operation                       --            1,365
     Loss on discontinued Ohio retail operation               --            2,210
     Management compensation adjustments                   1,235            1,404
     Special charges                                       4,243              600
     Reduction in interest expense, net                    2,460            2,040
     Provision for income taxes                           (5,667)          (4,295)
                                                     -----------      -----------
                Pro forma as adjusted
                  net income (unaudited)             $     8,501      $     6,442
                                                     ===========      ===========
Pro forma as adjusted net income per
   share (unaudited)                                 $      0.93      $      0.70
Pro forma as adjusted shares outstanding               9,170,100        9,170,100

See accompanying notes to consolidated financial statements.

                               MAZEL STORES, INC.

      Consolidated Statements of Stockholders' Equity and Partners' Capital

           Years ended January 25, 1997 and January 31, 1996 and 1995

                             (Dollars in thousands)





                                                                        Mazel
                                              Additional  Retained   Company L.P.
                                               Paid-In    Earnings    Partners'
                                               Capital    (Deficit)    Capital       Total
                                              ----------  --------   ------------   -------

Balance as of January 31, 1994               $    --     $    --      $ 9,453      $ 9,453

ZS Peddlers Mart, Inc. common stock              100          --           --          100
Partners' withdrawals                             --          --       (2,806)      (2,806)
Partnership net income                            --          --        4,809        4,809
ZS Peddlers Mart, Inc. net income                 --           6           --            6
                                             -------     -------      -------      -------
Balance as of January 31, 1995                   100           6       11,456       11,562

Capital contributed                               --          --           92           92
Partners' withdrawals                             --          --       (1,773)      (1,773)
Dividends paid                                    --        (110)          --         (110)
Partnership net income                            --          --        3,199        3,199
Odd-Job Holdings, Inc. net loss                   --        (100)          --         (100)
                                             -------     -------      -------      -------
Balance as of January 31, 1996                   100        (204)      12,974       12,870

Capital contributed                               --          --        4,000        4,000

Net proceeds from issuance and sale of
 2,960,100 shares of common stock
 in connection with the initial public
 offering, net of issuance costs of
 $1,038 (note 2)                              43,008          --           --       43,008
Stock issued pursuant to compensation
   arrangements                                3,646          --           --        3,646
Conversion of debt (note 5)                    1,000          --           --        1,000
Partners' withdrawals                             --          --       (7,979)      (7,979)
Net income                                        --         224        7,993        8,217
Exchange of partnership equity for stock      16,988          --      (16,988)          --
                                             -------     -------      -------      -------
Balance as of January 25, 1997               $64,742     $    20      $    --      $64,762
                                             =======     =======      =======      =======


See accompanying notes to consolidated financial statements.

                               MAZEL STORES, INC.

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)


                                                                                 Fiscal Year Ended
                                                                      ---------------------------------------
                                                                      January 25,   January 31,   January 31,
                                                                         1997          1996         1995
                                                                      -----------   -----------   -----------
Cash flows from operating activities
Net income                                                            $  8,217      $  3,099      $  4,815
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities
    Depreciation and amortization                                        1,075           646           475
    Deferred income taxes                                               (2,304)          (12)            5
    Allowance for doubtful accounts                                         --            --           (55)
    Loss on sale of Ohio retail operations                                  --         1,571            --
    Noncash charges on sale of Ohio retail operations                       --        (3,038)           --
    Noncash compensation expense                                         2,928            --            --
    Changes in operating assets and liabilities
      Accounts receivable - trade                                       (2,077)         (672)       (1,077)
      Notes and other receivables                                          256          (196)           31
      Inventories                                                      (10,735)       (1,686)          (57)
      Prepaid expenses                                                    (704)          266          (135)
      Other assets                                                         (31)          113           (82)
      Accounts payable                                                   3,627        (2,107)        1,668
      Accrued expenses and other liabilities                               626          (178)           86
                                                                      --------      --------      --------
              Total adjustments                                         (7,339)       (5,293)          859
                                                                      --------      --------      --------
              Net cash provided by (used in) operating activities          878        (2,194)        5,674
                                                                      --------      --------      --------

Cash flows from investing activities
Capital expenditures                                                    (3,923)         (450)         (497)
Cash paid for acquisitions, net of cash acquired                          (266)       (8,395)           23
Cash received at acquisition, net of cash expenses                          70            --            --
Issuance of notes receivable - related parties                          (2,936)           --            --
Security deposits                                                           --            --           (16)
Proceeds from sale of Ohio retail operations                                --         1,818            --
                                                                      --------      --------      --------
              Net cash used in investing activities                     (7,055)       (7,027)         (490)
                                                                      --------      --------      --------

Cash flows from financing activities
Proceeds from term loan                                                     --        10,925         4,000
Repayment of debt                                                      (33,414)       (4,151)      (12,636)
Net borrowings under credit facility                                     7,102         6,220         6,858
Repayment of subordinated notes payable                                     --          (500)         (500)
Equity contributions                                                     4,000            92           100
Partners' withdrawals                                                   (7,979)       (1,773)       (2,806)
Dividends paid                                                              --          (110)           --
Loan fees                                                                   --          (155)          (75)
Net proceeds of initial public offering                                 43,008            --            --
                                                                      --------      --------      --------
              Net cash provided by (used in) financing activities       12,717        10,548        (5,059)
                                                                      --------      --------      --------

Net increase in cash and cash equivalents                                6,540         1,327           125

Cash and cash equivalents at beginning of year                           1,470           143            18
                                                                      --------      --------      --------

Cash and cash equivalents at end of year                              $  8,010      $  1,470      $    143
                                                                      ========      ========      ========

Supplemental disclosures
Cash paid for interest                                                $  2,503      $  1,225      $    887
                                                                      ========      ========      ========

See accompanying notes to consolidated financial statements.

                               MAZEL STORES, INC.

                   Notes to Consolidated Financial Statements

                 January 25, 1997 and January 31, 1996 and 1995



(1)   Summary of Significant Accounting Policies
      ------------------------------------------

      (a)   Description of Business
            -----------------------

            The Company consists of two complementary operations: (i) a major regional closeout retail business; and (ii) one of the nation's largest closeout wholesale businesses. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler, or retailer; the discontinuance of merchandise due to a change in style, color, shape, or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler, or retailer. The Company operates a chain of 23 closeout retail stores, including 14 in New York (5 of which are in Manhattan) and 9 in New Jersey.

      (b)   Organization
            ------------

            The Company was incorporated as a wholly owned subsidiary of Mazel Company L.P. ("Partnership") in preparation for an initial public offering that occurred as of November 21, 1996 (see note 2). The Partnership was controlled by ZS Mazel L.P. ("ZS"), a limited partnership that was also the sole stockholder of Odd-Job Holdings, Inc. ("Holdings"), which owned all of the outstanding common stock of Odd Job Acquisition Corp., which had been organized to acquire the retail businesses of a commonly owned group of corporations and partnerships (collectively, "Odd Job"). On December 9, 1994, ZS acquired Peddler's Mart, Inc. ("Peddlers"), which was merged with Odd Job upon the acquisition of Odd Job on December 7, 1995. Immediately prior to the initial public offering, the Partnership contributed all of its assets and liabilities to the Company in exchange for 5,690,602 shares of common stock. The Company then exercised its option to acquire the stock of Holdings from ZS for $1,400,000, which included the cancellation of a $1,350,000 note from ZS.

      (c) Basis of Presentation
          ---------------------

            The financial statements of the Company give effect to the common control of the Partnership, Peddlers, and Odd Job prior to the initial public offering and, accordingly, are comprised of the operations of the Partnership for all years presented, including the Peddlers and Odd Job operations as of December 9, 1994 and December 7, 1995, respectively. The transfer of assets and liabilities among these commonly controlled entities has been accounted for at historical cost in a manner similar to a pooling of interests. All significant balances and transactions between these entities and among the consolidated group have been eliminated in the consolidated financial statements.

                               MAZEL STORES, INC.

                   Notes to Consolidated Financial Statements


      (d)   Cash and Cash Equivalents
            -------------------------

            For financial reporting purposes, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

      (e)   Inventories
            -----------

            Wholesale inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method. Retail inventories are valued by use of the retail method.

      (f)   Equipment, Furniture, and Leasehold Improvements
            ------------------------------------------------

            Depreciation and amortization are provided for the cost of depreciable properties at rates based on their estimated useful lives, which range from 3 to 10 years for furniture and equipment or, for leasehold improvements, over the life of the related lease. The rates so determined are applied on a straight-line basis. Maintenance and repairs are charged to expense as incurred.

      (g)   Goodwill
            --------

            Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over periods not exceeding 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired businesses.

            During the most recent fiscal year goodwill increased by $934,000 due to the settlement of pre-acquisition contingencies related to the Odd Job acquisition and by $1,248,000 as a result of the acquisition of three retail stores. At January 25, 1997 and January 31, 1996, accumulated amortization amounted to $393,000 and $87,000, respectively.

      (h)   Income Taxes
            ------------

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss, deduction, or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                               MAZEL STORES, INC.

                   Notes to Consolidated Financial Statements



            Income taxes attributable to the operations of the Partnership were obligations of the individual partners and have not been reflected in the historical amounts shown in the accompanying consolidated financial statements. The consolidated financial statements reflect a one-time tax benefit of $1,489,000 arising from cumulative differences between the net book and tax basis of the Partnership's assets and liabilities upon their transfer to the Company.

      (i)   Advertising
            -----------

            The Company expenses advertising costs as incurred. Advertising expense was approximately $598,000 in the year ended January 25, 1997 and $470,000 and $464,000 in the years ended January 31, 1996 and 1995, respectively.

      (j)   Fiscal Year
            -----------

            Effective February 1, 1996, the Company changed its fiscal year end from January 31 to a 52- or 53-week year ending on the Saturday nearest to January 31. Accordingly, the current fiscal year ended on January 25, whereas the two previous fiscal years ended on January 31.

      (k)   New Accounting Pronouncements
            -----------------------------

            During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which provides guidance for recognition of impairment losses to long-lived assets. The Statement is effective for fiscal years beginning after December 15, 1995. The Company recognized no impairment loss as a result of adoption.

            During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which provides a basis for measurement and recognition of all stock-based employee compensation plans. The disclosure requirements of this Statement are effective for fiscal years beginning after December 15, 1995. The Company chose to maintain its current accounting method for stock-based compensation and disclose the pro forma effects on net income and net income per share of the fair market value method, if material, as permitted by the Statement.

      (l)   Use of Estimates in the Preparation of Financial Statements
            -----------------------------------------------------------

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (m)   Reclassifications
            -----------------

            Certain reclassifications were made to the Company's prior period financial statements to conform to the January 25, 1997 presentation.

                               MAZEL STORES, INC.

                   Notes to Consolidated Financial Statements

(2)    Initial Public Offering
       -----------------------

       On November 21, 1996, the Company completed its initial public offering of 2,574,000 shares of common stock, no par value, at $16 per share, generating net proceeds of approximately $37.3 million, after deducting underwriting fees and offering expenses. On December 13, 1996, the underwriters exercised their over-allotment option to purchase an additional 386,100 common shares, generating an additional $5.7 million of cash proceeds to the Company. The net proceeds were used to repay approximately $33.4 million of indebtedness to a senior institutional lender and $4.0 million of partners' notes and to fund $2.9 million in tax loans and $900,000 in compensation buyouts to certain executives; the remaining $1.9 million was used for the Company's general corporate purposes.

(3)    Odd Job Acquisition
       -------------------

       On December 7, 1995, Odd Job was acquired by ZS for $10,500,000 and an additional $1,013,000 in related expenses, in a transaction accounted for by the purchase accounting method. In connection with the acquisition, the purchase price allocation and liabilities assumed were as follows (in thousands):


           Current assets                                               $12,197
           Equipment, furniture, and leasehold improvements               1,568
           Goodwill                                                       8,801
           Other noncurrent assets                                        1,866
           Expenses incurred in connection with the acquisition          (1,013)
           Cash paid for stock and partnership units                     (9,050)
                                                                       --------
                          Liabilities assumed                           $14,369
                                                                       ========

       The following unaudited pro forma combined results of operations assume that the combination had occurred at the beginning of fiscal year 1995 (in thousands):


                                              Fiscal Year Ended
                                        -----------------------------
                                        January 31,      January 31,
                                           1996             1995
                                        ------------     ------------
           Net sales                     $133,881        $120,860
           Net income                       4,054           6,324

       The unaudited pro forma information is presented for comparative purposes and is not necessarily indicative of results of operations that would have occurred had the combination been made at the beginning of fiscal year 1995.

                               MAZEL STORES, INC.

                   Notes to Consolidated Financial Statements


(4)    Equipment, Furniture, and Leasehold Improvements
       ------------------------------------------------

       The major classes of equipment, furniture, leasehold improvements, and construction in progress are summarized at cost, as follows (in thousands):


                                                                       January 25,   January 31,
                                                                          1997           1996
                                                                       ----------    ----------
               Furniture, fixtures, and equipment                       $4,620         $2,687

               Leasehold improvements                                    3,177          2,203
               Construction in progress                                  1,016             --
                                                                        ------         ------
                                                                         8,813          4,890

               Less accumulated depreciation and amortization            2,562          1,793
                                                                        ------         ------
                                                                        $6,251         $3,097
                                                                        ======         ======

(5)    Long-Term Debt
       --------------

       As of January 25, 1997, the Company's debt consists of a $136,000 subordinated note related to the acquisition of Peddlers, payable in quarterly installments of $4,250 with a final payment due on September 30, 2002, to be reduced by payments made under one of the contingent subordinated notes (see note 9[c]), as defined. As of January 25, 1997, $93,500 was outstanding on this note. The present value of the outstanding amount, discounted at a rate of 10 percent, is $69,411, consisting of a current portion of $17,000 and long-term portion of $52,411.

       The Company has a revolving line of credit with The Provident Bank ("Provident"), secured by substantially all of its assets. The revolving credit facility has a maturity date of April 30, 1999, bears interest at the prime rate less 50 basis points as published by Provident or a "LIBOR Rate" as defined plus 200 basis points, and is subject to a commitment fee on the unused portion. Availability on the revolving credit facility is the lesser of $40,000,000 or a borrowing base computation based on accounts receivable and inventories. As of January 25, 1997, there were no outstanding borrowings on the revolving line of credit.

       At January 31, 1996, the Partnership was obligated to Provident under a term loan and revolving line of credit in the amounts of $5,342,000 and $12,084,000, respectively. At January 31, 1996, Odd Job was also obligated to Provident under a term loan and revolving line of credit in the amounts of $7,000,000 and $1,412,000, respectively. Obligations of the Partnership and Odd Job under these arrangements were repaid from the proceeds of the initial public offering. The senior subordinated note in the amount of $1,000,000 issued in conjunction with the Odd Job acquisition and outstanding at January 31, 1996 was converted into 62,500 shares of common stock in conjunction with the initial public offering.

                               MAZEL STORES, INC.

                   Notes to Consolidated Financial Statements


(6)    Related Party Transactions
       --------------------------

       As of January 25, 1997, notes receivable consists principally of $2,932,409 relating to tax loans provided to certain key executives related to stock issued in lieu of compensation reductions, and to former shareholders of the Company in payment of indebtedness, at the time of the Company's initial public offering. Such amount includes accrued interest of $14,773 accrued at a rate of 6.6 percent.

       Prior to the acquisition of Odd Job, the Partnership conducted transactions with Odd Job as both vendor and customer. During the years ended January 31, 1996 and 1995, sales by the Partnership to Odd Job amounted to approximately $1,835,000 and $2,051,000, respectively, and purchases from Odd Job approximated $909,000 and $2,653,000, respectively, for such pre-acquisition periods.

       During the years ended January 25, 1997 and January 31, 1996 and 1995, the Partnership paid its managing partner a management fee of $289,444, $100,000 and $100,000, respectively. The management fee paid for the year ended January 25, 1997 included a one-time management fee buyout of $200,000.

(7)    Financial Instruments
       ---------------------

       The carrying value of cash and cash equivalents, accounts receivable, notes and other receivables, accounts payable, and accrued expenses is considered to approximate their fair value due to their short maturity. The interest rates on debt instruments and notes receivable are considered to approximate market rates, and accordingly, their cost is reflective of fair value.

(8)    Income Taxes
       ------------

       Prior to the public offering, the portion of the Company's income that was attributable to the Partnership was passed through to the respective partners, and no federal or state tax liability was recorded.

       Income tax expense (benefit) attributable to income from continuing operations is as follows (in thousands):


                                                      Fiscal Year Ended
                                           ----------------------------------------
                                           January 25,    January 31,   January 31,
                                              1997           1996           1995
                                           -----------    -----------   -----------
           Federal
             Current                         $    --           $--          $--
             Deferred                         (1,975)          (12)           5
                                             -------           ---          ---
                                              (1,975)          (12)           5

           State and local
             Current                             316            31           66
             Deferred                           (328)           --          ---
                                             -------           ---          ---
                                                 (12)           31           66
                                             -------           ---          ---

                                             $(1,987)          $19          $71
                                             =======           ===          ===

                               MAZEL STORES, INC.

                   Notes to Consolidated Financial Statements

       The income tax benefit attributable to income from continuing operations for the fiscal year ended January 25, 1997 was $1,987,000, which differed from the "expected" amount computed by applying the U.S. federal tax rate of 35 percent to pretax income from continuing operations as a result of the following (in thousands):


               Computed "expected" tax expense                                    $ 2,181
               Nonrecurring tax benefit                                            (1,489)
               Corporate state and local taxes, net of federal benefit                159
               Partnership period earnings taxed to respective partners            (2,797)
               Partnership local taxes                                                 72
               Other                                                                 (113)
                                                                                  -------
                                                                                  $(1,987)
                                                                                  =======

       Pretax income for the years ended January 31, 1996 and 1995, was attributable principally to the Partnership, and accordingly, the income tax expense recorded for those years reflects local taxes for which the Partnership was liable.

       The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):


                                                                January 25,   January 31,
                                                                    1997         1996
                                                                -----------   -----------
                Deferred tax assets

           Current
             Inventory capitalization and reserve                $ 1,741      $  235
             Accrued expenses                                        352          --
             Net operating loss carryforward                         827          72
             Other                                                    86           7
                                                                 -------      ------
                                                                   3,006         314

           Noncurrent
             Equipment, furniture, and leasehold
               improvements basis differences                      1,296       1,035
             Accrued lease obligations                               747         660
                                                                 -------      ------
                                                                   2,043       1,695
                                                                 -------      ------
                        Total gross deferred tax assets            5,049       2,009

           Deferred tax liabilities

           Noncurrent
             Goodwill                                               (643)         --
             Amortizable asset                                      (137)         --
             Other                                                    --         (44)
                                                                 -------      ------
                        Total gross deferred tax liabilities        (780)        (44)
                                                                 -------      ------

                        Net deferred tax asset                   $ 4,269      $1,965
                                                                 =======      ======

       A net operating loss of approximately $2,067,000 is available to offset future taxable income. This loss carryforward expires in 15 years.

                               MAZEL STORES, INC.

                   Notes to Consolidated Financial Statements

       Under Statement 109, a valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefit will not be realized. In management's opinion, it is more likely than not that the tax benefits will be realized; consequently, no valuation allowance has been established as of January 25, 1997.

(9)    Commitments and Contingencies
       -----------------------------

       (a)    Leases
              ------

              The Company is obligated for office, warehouse, and retail space under operating lease agreements which expire at various dates through fiscal 2009. Some of these leases are subject to certain escalation clauses based upon real estate taxes and other occupancy expense, and several leases provide for additional rent based on a percentage of sales. One of the lessors is a corporation in which certain executives of the Company have a minority ownership interest.

              At January 25, 1997, minimum annual rental commitments under noncancelable leases for the Company as a whole are as follows (in thousands), for the fiscal year ending:


                        1998                                        $ 6,512
                        1999                                          5,538
                        2000                                          5,503
                        2001                                          4,983
                        2002                                          4,421
                        Thereafter                                   13,047
                                                                     ------
                        Total minimum lease payments                $40,004
                                                                     ======

              Rent expense for the aforementioned operating leases was approximately $5,815,000 for the year ended January 25, 1997 and $2,469,000, and $1,345,000 for the years ended January 31, 1996 and 1995, respectively. Rent paid to the related party lessor was approximately $1,471,000 in fiscal 1997, $1,330,000 in fiscal 1996, and $1,241,000 in fiscal 1995.

              In conjunction with the Odd Job acquisition, a portion of the purchase price was assigned to leases based on the excess of the contractual lease payments over the estimated current market rentals in the amount of approximately $1,891,000. This amount is shown with other liabilities and is reduced as lease payments are made.

       (b)    Letters of Credit
              -----------------

              Included in the $40,000,000 revolving line of credit is a letter of credit facility totaling $15,000,000 for use in the normal operations of the business. At January 25, 1997, the Company had outstanding letters of credit issued to various parties aggregating approximately $2,461,000.

                               MAZEL STORES, INC.

                   Notes to Consolidated Financial Statements


       (c)    Contingent Subordinated Notes
              -----------------------------

              The Company has two subordinated notes due to Peddlers' former owner, both of which mature on December 31, 2002. Payments are to be made annually to a maximum of $675,000 and $275,000, based on Peddlers' distribution profits, as defined. No amounts have been paid or are payable on these notes through January 25, 1997.

       (d)    Litigation
              ----------

              At January 25, 1997, the Company was a party to certain lawsuits incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's consolidated financial position or results of operations.

       (e)    Retail Lease Obligations
              ------------------------

              In connection with the sale of the Ohio retail stores in October 1995 (see note 11), the Company remains contingently liable for the retail store lease obligations in the event that the buyer should default on its lease payments. The lease obligations for the remaining fiscal years are as follows: 1998 - $575,000; 1999 - $418,000; 2000 - $212,000; 2001 - $157,000; and 2002 - $214,000.

(10)   Retirement and Savings Plan
       ---------------------------

       The Company maintains a contributory savings plan under Section 401(k) of the Internal Revenue Code for the benefit of all collectively bargained employees who meet certain age and service requirements. The Company is required to make contributions under the savings plan, up to 25 percent of the employee contributions to an annual maximum of $250 per employee. Contributions to the plan by the Company have not been significant.

(11)   Special Charges
       ---------------

       Special charges for the fiscal year ended January 25, 1997 resulted from compensation and other charges arising in connection with the Company's initial public offering. Special charges for the fiscal year ended January 31, 1996 resulted from a loss of $1,571,000 on the Partnership's disposal of the 12 closeout stores comprising the Ohio retail business and $632,000 relating to executive signing bonuses.

(12)   Compensatory Plans
       ------------------

       (a)    Stock Option Plan
              -----------------

              The Mazel Stores, Inc. 1996 Stock Option Plan ("Stock Option Plan") was adopted by the Board of Directors and approved by the shareholders of the Company effective October 1, 1996. Pursuant to the provisions of the Stock Option Plan, employees of the Company may be offered the opportunity to acquire common stock by the grant of stock options ("Options"), including both incentive stock options ("ISOs") and nonqualified stock options ("NQSOs"). Consultants may receive only NQSOs under the Stock Option Plan. Non-employee directors automatically receive, upon

                               MAZEL STORES, INC.

                   Notes to Consolidated Financial Statements

              the date they first become directors, a grant of Options to purchase 15,000 shares of common stock of the Company. The purchase price of a share of common stock pursuant to an Option shall not be less than the fair market value of a share of common stock at the grant date. As of January 25, 1997, options for a total of 734,250 shares of common stock have been granted to employees and non-employee directors of the Company, of which 15,900 have been canceled and 18,750 are exercisable. The Options outstanding as of January 25, 1997 have an exercise price equal to $16 per share, vest in five equal annual installments of 20 percent of the grant, and have a term of 10 years.

              The effect of applying the fair value method as prescribed by Statement of Financial Accounting Standards No. 123 to the Company's stock option awards results in net income and pro forma net income per share that are not materially different from amounts reported.

       (b)    Restricted Stock Plan
              ---------------------

              The Company's Restricted Stock Plan ("Restricted Stock Plan") was adopted by the Board of Directors and approved by the Company's shareholders effective October 1, 1996. The Restricted Stock Plan serves as the successor to the Partnership's Employee Equity Plan ("Equity Plan"). The Restricted Stock Plan relates to 220,090 unvested shares of common stock issued, initially as partnership units under the Equity Plan. Shares have the same vesting terms as provided in the Equity Plan.

              The Equity Plan provided for the purchase of partnership units by key executives of the Company, with exercisability subject to vesting restrictions, generally over a five-year period. Employees of the Company purchased a total of 1,660 units (representing 528,428 shares of common stock) under the Equity Plan during the year ended January 31, 1996, resulting in a total of 1,730 units outstanding. A total of 588 units were vested at such date, and an additional 450 units vested upon the effectiveness of the initial public offering. In conjunction with the public offering, all vested units (aggregating 330,295 shares of common stock) were distributed to Equity Plan participants and all unvested units (aggregating 220,090 shares of common stock) are being held pursuant to the Restricted Stock Plan. The Company has recorded compensation expense in accordance with the vesting provisions of the Restricted Stock Plan at a value of $225 per unit, which represents the difference between the purchase price and fair value of each unit at the grant date as established by an independent appraisal.

                               MAZEL STORES, INC.

                   Notes to Consolidated Financial Statements

(13)   Pro Forma Information (Unaudited)
       ---------------------------------

       The following unaudited pro forma net income per share information assumes that the Company was subject to income taxes at the beginning of the current fiscal year at an effective rate of 40 percent. The supplemental net income per share information is calculated in accordance with Accounting Principles Board Opinion No. 15, Earnings Per Share, to give effect to the number of shares from the public offering used to repay debt ($33,410,000/$16 per share) and the related elimination of interest expense at the Company's weighted average borrowing rate of 8.68 percent.

                                                               Fiscal Year Ended
                                                               January 25, 1997
                                                           -----------------------------------
                                                                                      Net
                                                                            Net      Income
                                                           Shares         Income    per Share
                                                           ----------     -------     ------
                                                                       (in thousands)

       Shares issued with respect to existing capital
         and debt holders' pretax income                   6,210,000      $6,230
       Pro forma income taxes                                              2,492
                                                           ---------       -----
       Pro forma net income per share information
         after taxes                                       6,210,000       3,738      .60
                                                                                      ===
       Adjustment for debt repayment from proceeds         2,088,375       1,476
                                                           ---------      ------
       Supplemental net income per share information       8,298,375      $5,214      .63
                                                           =========      ======      ===

       The unaudited pro forma as adjusted data, as shown on the accompanying consolidated statements of operations, gives effect to the public offering as of the beginning of the two most recent fiscal years and as if the combination of the Partnership, Odd Job, and Peddlers had occurred at the beginning of such periods. Such data excludes certain one-time charges (principally compensation adjustments) incurred in connection with the public offering and organization of the Company, provides for income taxes at an effective rate of 40 percent, and excludes the one-time tax benefit of $1,489,000 attributable to the change in the Company's tax status.

                               MAZEL STORES, INC.

                   Notes to Consolidated Financial Statements



(14)   Business Segment Information
       ----------------------------

       The Company operates in two business segments: wholesale and retail. The retail segment is comprised of the operations of the Ohio retail business sold in October 1995 and the Peddlers and Odd Job business as of their respective acquisition dates. Wholesale operating profit for the year ended January 25, 1997 is shown net of corporate expenses and other special charges of $5,139 and $4,243, respectively. Summarized financial information by business segment as of and for the years ended January 25, 1997 and January 31, 1996 is as follows (in thousands):


                                                                Capital   Depreciation
                                         Operating   Total      Expen-        and
                            Net Sales      Profit    Assets     ditures   Amortization
                            ---------    ---------   ------     -------   ------------
        January 25, 1997
          Wholesale          $ 95,675     $4,633    $65,735     $1,197      $  369
          Retail               84,202      3,817     20,626      2,726         706
                             --------     ------    -------     ------      ------
                             $179,877     $8,450    $86,361     $3,923      $1,075
                             ========     ======    =======     ======      ======
        January 31, 1996
          Wholesale          $ 75,652     $3,830    $35,185     $  435      $  497
          Retail               22,454      1,112     21,449         15         149
                             --------     ------    -------     ------      ------
                             $ 98,106     $4,942    $56,634     $  450      $  646
                             ========     ======    =======     ======      ======

       Sales to the Company's largest customer accounted for approximately 20.0 percent and 18.6 percent of total sales during the years ended January 25, 1997 and January 31, 1996, respectively.

(15)   Unaudited Quarterly Financial Data
       ----------------------------------

       The following is a summary of unaudited quarterly results of operations for the years ended January 25, 1997 and January 31, 1996 (in thousands):


                                                       Quarter
                                       -------------------------------------------
                                        First     Second       Third        Fourth
                                        -----     ------       -----        ------
       Year ended January 25, 1997
       Net sales                       $42,454    $42,711     $44,387     $50,325
       Gross profit                     12,899     13,752      14,718      17,126
       Net income                        2,338      2,194       2,416       1,269

       Year ended January 31, 1996
       Net sales                        21,419     19,888      24,850      31,949
       Gross profit                      6,189      6,081       6,828       8,800
       Net income (loss)                 1,465      1,274        (249)        609

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MAZEL STORES, INC.

                               By: /s/ Reuven D. Dessler
                                  ------------------------------------
                                  Reuven D.  Dessler
                                  Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 24, 1997

             SIGNATURES                      TITLE
             ----------                      -----

    /s/ Reuven D. Dessler                   Chairman and Chief Executive Officer
--------------------------------            (Principal Executive Officer) and
        Reuven D. Dessler                   Director

    /s/ Susan Atkinson                      Chief Financial Officer (Principal
--------------------------------            Financial and Accounting Officer)
        Susan Atkinson

    /s/ Charles Bilezikian                  Director
--------------------------------
        Charles Bilezikian

    /s/ Brady Churches                      Director
--------------------------------
        Brady Churches

    /s/ Phillip Cohen                       Director
--------------------------------
        Phillip Cohen

    /s/ Robert Horne                        Director
--------------------------------
        Robert Horne

    /s/ Jacob Koval                         Director
--------------------------------
        Jacob Koval

    /s/ Ned L. Sherwood                     Director
--------------------------------
        Ned L. Sherwood

    /s/ Jerry Sommers                       Director
--------------------------------
        Jerry Sommers

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
------                                  -----------------------

 3.1            Form of Amended and Restated Articles of Incorporation*
 3.2            Form of Amended and Restated Code of Regulations*
 4.1            Loan and Security Agreement dated as of December 4, 1996 by and between The
                Provident Bank and the Registrant, as amended**
10.1            Amended and Restated Employment Agreement of Reuven Dessler dated
                September 30, 1996*
10.2            Amended and Restated Employment Agreement of Jacob Koval dated September
                30, 1996*
10.3            Employment Agreement of Brady Churches dated November 1, 1995*
10.4            Amendment to Brady Churches Employment Agreement dated
                September 30, 1996*
10.5            Employment Agreement of Jerry D.  Sommers dated November 1, 1995*
10.6            Amendment to Jerry D. Sommers Employment Agreement dated September 30,
                1996*
10.7            Amended and Restated Employment Agreement of Susan Atkinson dated
                September 30, 1996*
10.8            Option to Purchase Stock of Odd Job, dated December 5, 1995*
10.9            Form of Capital Contribution Agreement*
10.10           1996 Stock Option Plan*
10.11           Restricted Stock Plan*
10.12           Solon, Ohio Facility Lease, dated as of January 1, 1998, including three amendments thereto*
10.13           Englewood, NJ Facility Lease*
10.15           Form of Registration Rights Agreement*
10.16           Odd Job Stock Purchase Agreement*
11              Statement re: Computation of Per Share Earnings*
21              List of Subsidiaries*
24.1            Powers of Attorney
27              Financial Data Schedule

* Incorporated by reference to exhibit with same exhibit number included in the Registrant's Registration Statement on Form S-1 (File #333-11739) as amended.

** Incorporated by reference to an exhibit included in the Quarterly Statement on Form 10-Q for the quarter ended October 26, 1996.