Form 10-Q
period 1997-04-26
MAZEL STORES INC
filed 1997-06-10
CIK 1022536

                                United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q

      (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    April 26, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------.

                          Commission File No. 0-21597

                               MAZEL STORES, INC.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                            34-1830097
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                                31000 Aurora Road
                                Solon, Ohio 44139
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  216-248-5200
                                ----------------
              (Registrant's telephone number, including area code)

                  ---------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  *    No
   ------   ------

     Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

     Common Shares, no par value, outstanding as of May 31, 1997: 9,170,100.

                       MAZEL STORES, INC. AND SUBSIDIARIES


                                      INDEX

  Part I            FINANCIAL INFORMATION                                           Page No.
                                                                                    --------
          Item 1.   Consolidated Financial Statements (unaudited)

                    Consolidated Balance Sheets -
                    April 26, 1997 and January 25, 1997                                4

                    Consolidated Statements of Operations - for the
                    quarters ended April 26, 1997 and April 30, 1996                   5

                    Consolidated Statements of Cash Flows - for the
                    quarters ended April 26, 1997 and April 30, 1996                   6

                    Notes to Consolidated Financial Statements                         7

          Item 2.   Management's Discussion and Analysis of Financial                  8
                    Condition and Results of Operation

  Part II           OTHER INFORMATION

          Item 1-6.                                                                   15


  SIGNATURES                                                                          16


                         PART I - FINANCIAL INFORMATION

              Item l. Consolidated Financial Statements (unaudited)

      The Registrant's Consolidated Financial Statements follow this page.

                               Mazel Stores, Inc.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                  April 26,     January 25,
                                                                    1997           1997
                                                                 ------------   -----------
                                                                 (unaudited)
                                     Assets
Current assets
  Cash and cash equivalents                                        $ 1,196      $ 8,010
  Accounts receivable - trade, less allowance for
  doubtful accounts of $195 in both years presented                 13,402       10,565
  Notes and other receivables                                          288           96
  Inventories                                                       49,934       40,399
  Prepaid expenses                                                   1,022        1,186
  Deferred income tax benefit                                        3,006        3,006
                                                                   -------      -------
             Total current assets                                   68,848       63,262

Equipment, furniture and leasehold improvements, net                 7,007        6,251
Other assets                                                         1,004        1,107
Notes receivable - related parties                                   2,940        2,936
Goodwill, net                                                       10,798       10,876
Deferred income tax benefit                                          1,929        1,929
                                                                   -------      -------

                                                                   $92,526      $86,361
                                                                   =======      =======
                   Liabilities and Stockholder's Equity

Current liabilities
  Long-term debt, current portion                                  $    17      $    17
  Accounts payable                                                  15,817       15,447
  Accrued expenses                                                   3,453        3,050
  Other current liabilities                                            457          275
                                                                   -------      -------
             Total current liabilities                              19,744       18,789

Revolving line of credit                                             3,677            0
Long-term debt, net of current portion                                  53           53
Other liabilities                                                    2,093        2,091
Deferred income tax liability                                          666          666
                                                                   -------      -------
             Total liabilities                                      26,233       21,599

Stockholder's equity
  Common stock, no par value: 14,000,000 shares authorized:
    9,170,100 share issued and outstanding                               0            0
  Preferred stock, no par value: 2,000,000 shares authorized:
    no shares issued or outstanding                                      0            0
  Additional paid-in capital                                        64,742       64,742
  Retained earnings                                                  1,551           20
                                                                   -------      -------
     Total stockholders equity                                      66,293       64,762

Commitments and contingencies
                                                                   -------      -------
                                                                   $92,526      $86,361
                                                                   =======      =======


         See accompanying notes to consolidated financial statements.

                              Mazel Stores, Inc.
                    Consolidated Statements of Operations
                                 (unaudited)
                    (in thousands, except per share data)

                                                        Quarters Ended
                                                ------------------------------
                                                 April 26,           April 30,
                                                   1997                1996
                                                -----------        -----------
Net sales                                       $    43,128        $    42,455

Gross profit                                         14,844             12,899
% of Sales                                            34.42%             30.38%

Selling general and administrative                   12,220              9,899
                                                -----------        -----------

Operating profit                                      2,624              3,000
% of Sales                                             6.08%              7.07%
Other income (expense)
Interest (expense)                                      (45)              (591)
Other income                                            107                  8
                                                -----------        -----------

Income before income taxes                            2,686              2,417

Income tax expense                                    1,155                 79
                                                -----------        -----------
Net income                                      $     1,531        $     2,338
                                                ===========        ===========

Net income per share                            $     0.17
                                                ==========
Average shares outstanding                       9,170,100
                                                ==========
PRO FORMA AS ADJUSTED DATA (NOTE 4)

Income before income taxes                                         $     2,417
Supplemental pro forma adjustments
 Management compensation adjustments                                       412
 Reduction in interest expense, net                                        738
 Provision for income taxes                                             (1,427)
                                                                   -----------
Pro forma as adjusted net income                                   $     2,140
                                                                   ===========
Pro forma as adjusted net income per share                         $      0.23
                                                                   ===========
Pro forma as adjusted shares outstanding                             9,170,100
                                                                   ===========



           See accompanying notes to consolidated financial statements

                               Mazel Stores, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Quarters Ended
                                                         ----------------------
                                                         April 26      April 30
                                                           1997          1996
                                                         --------       -------
Cash flows from operating activities
Net income                                               $  1,531       $ 2,338
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities
   Depreciation and amortization                              332           235
   Changes in operating assets and liabilities
     Accounts receivable-- trade                           (2,837)       (2,856)
     Notes and other receivables                             (192)         (207)
     Inventories                                           (9,535)       (5,769)
     Prepaid expenses                                         164            (2)
     Other assets                                              92            (9)
     Accounts payable                                         370         1,166
     Accrued expenses and other liabilities                   587           123
                                                         --------       -------
          Total adjustments                               (11,019)       (7,319)
                                                         --------       -------
          Net cash used in operating activities            (9,488)       (4,981)
                                                         --------       -------
Cash flows from investing activities
 Capital expenditures                                      (1,003)         (325)
 Cash received at acquisition, net of cash expenses                          39
                                                         --------       -------
          Net cash used in investing activities            (1,003)         (286)

Cash flows from financing activities
 Repayment of debt                                                         (433)
 Net borrowings under credit facility                       3,677         2,049
 Equity contributions                                                     4,000
 Partners' withdrawals                                                     (834)
                                                         --------       -------
          Net cash provided by financing activities         3,677         4,782
                                                         --------       -------
 Net decrease in cash and cash equivalents                 (6,814)         (485)
 Cash and cash equivalents at beginning of period           8,010         1,470
                                                         --------       -------
 Cash and cash equivalents at end of period              $  1,196       $   985
                                                         ========       =======
 Supplemental disclosure
   Cash paid for interest                                $      0       $   588
                                                         ========       =======


          See accompanying notes to consolidated financial statements.

                               MAZEL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             For the Quarters Ended
                         April 26, 1997 & April 30, 1996

(1) Basis of Presentation

     Combined financial statements for the quarter ended April 30, 1996 are derived from the unaudited combined financial statements of Mazel Company L.P. and Odd Job Holdings, Inc., which were previously under common control and combined as of the date of the initial public offering (the "Offering") (see note 2). The financial statements for the quarter ended April 26, 1997 represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the combined and consolidated financial statements.

     In the opinion of management, the information herein includes all adjustments which are normal and recurring in nature, necessary to present fairly the results of the interim periods shown in accordance with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

     The unaudited interim consolidated financial statements have been prepared using the same accounting principles that were used in the preparation of the Company's annual report on Form 10K for the year ended January 25, 1997 and should be read in conjunction with the consolidated financial statements and the notes thereto.

(2) Initial Public Offering

     On November 21, 1996, the Company completed its initial public offering of 2,574,000 shares of Common Stock, no par value at $16 per share, generating net proceeds of approximately $37.3 million, after deducting underwriting fees and Offering expenses. On December 13, 1996, the underwriters exercised their over-allotment option to purchase an additional 386,100 common shares, generating an additional $5.7 million of cash proceeds to the Company. The net proceeds were used to repay approximately $33.4 million of indebtedness to a senior institutional lender and approximately $4.0 million of Partners' notes, and to fund $2.9 million in tax loans and approximately $900,000 in compensation buyouts to certain executives; the remaining $1.9 million was used for the Company's general corporate purposes.

(3) Earnings Per Share

     Earnings per share have been computed based on the weighted average shares outstanding during each period presented. Pro forma as adjusted earnings per share include shares issued pursuant to the Company's Offering as if such shares were outstanding at the beginning of the period presented.

(4) Pro Forma Disclosures

     Prior to the Offering, Mazel Company L.P., the predecessor company, maintained the tax status of a limited partnership and therefore, was not subject to federal or state income taxes. The unaudited pro forma as adjusted income data assumes a provision for federal and state income taxes at an effective rate of 40%. Pro forma as adjusted data excludes certain nonrecurring charges, and gives effect to the use of proceeds of the Offering, as well as certain adjustments made as a result of the Offering relating principally to compensation expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

     Mazel Stores, Inc. consists of two complementary operations: (i) a major regional closeout retail business; and (ii) one of the nation's largest closeout wholesale businesses.

     Mazel was founded as a wholesaler of closeout merchandise in 1975. In 1992, Mazel Company L.P. (a predecessor to the Company), a general partner of which was an affiliate of ZS Fund, a private investment firm, acquired substantially all of the assets of Mazel's wholesale and retail businesses. In December 1995, Odd Job Holdings, Inc., wholly-owned by another affiliate of ZS Fund, acquired Odd Job, which operated a chain of 12 retail stores in the New York metropolitan area, and acquired Peddlers Mart, which operated one store. In connection with a restructuring that occurred immediately prior to the Offering in November 1996, the Company acquired all of the assets of Mazel Company L.P. and the stock of Odd Job Holdings, Inc. The Company (including its predecessors) has opened or acquired ten (10) stores in fiscal 1996; it plans to open nine stores in fiscal 1997, 12 stores in fiscal 1998 and 15 stores in fiscal 1999.

RESULTS OF OPERATIONS

     The results of operations set forth below describe: (i) the Company's retail operations; and (ii) its wholesale operations. Retail operations include the results of the Odd Job and Peddlers Mart operations. Wholesale operations include the results of Mazel Company L.P. for the first quarter of 1996 and the results of the wholesale segment of Mazel Stores, Inc. for the first quarter 1997.


RETAIL SEGMENT

                           STATEMENT OF OPERATION DATA
                                 RETAIL SEGMENT
                                 (IN THOUSANDS)

                                                Quarters Ended
                                            ----------------------
                                            April 26,    April 30,
                                              1997         1996
                                            --------     ---------
               Net sales                    $21,044      $16,882
               Cost of sales                 12,754       10,381
                                            -------      -------
               Gross profit                   8,290        6,501
               SG&A expenses                  7,763        5,892
                                            -------      -------
               Operating profit-retail          527          609
                                            =======      =======

                                          PERCENTAGE OF NET SALES
                                          -----------------------
                                               Quarters Ended
                                           ---------------------
                                           April 26,    April 30,
                                             1997         1996
                                            ------       ------
               Net sales                    100.00%      100.00%
               Cost of sales                 60.61%       61.49%
                                            ------       ------
               Gross margin                  39.39%       38.51%
               SG&A expenses                 36.89%       34.90%
                                            ------       ------
               Operating margin-retail        2.50%        3.61%
                                            ======       ======

First Quarter 1997 Results versus First Quarter 1996

     Net sales increased $4.2 million, or 24.7% to $21.0 million in first quarter 1997 from $16.9 million for first quarter 1996. Comparable store net sales decreased approximately $645,000, or 4.0% to $15.4 million in first quarter 1997 from $16.0 million in first quarter 1996. Overall sales increases reflect the addition of 10 stores opened or acquired during fiscal year 1996. Comparable retail sales were adversely impacted by the later timing of unusually large deals, whose positive impact are expected to be realized later in the year. In addition, sales were adversely affected by lower shipments to the stores in the early portion of the quarter and later timing of the Passover holiday.

     Gross profit increased $1.8 million, or 27.5%, to $8.3 million in first quarter 1997, from $6.5 million in first quarter 1996. Gross margin increased to 39.4% in first quarter 1997, from 38.5% in first quarter 1996. The increase was due to increased purchasing opportunities resulting from the ability to buy for both the retail and wholesale operations, as well as the efforts of the Company's senior buyers in acquiring higher margin products.

     Selling, general and administrative expenses increased $1.9 million, or 31.8%, to $7.8 million in first quarter 1997, from $5.9 million in first quarter 1996. Selling, general and administrative expenses, as a percentage of net sales, increased to 36.9% in first quarter 1997 from 34.9% in the first quarter 1996. The $1.9 million increase primarily resulted from $1.4 million of increased store level expenses, particularly occupancy expense related to the 10 stores opened in 1996. In addition, warehouse and store delivery costs increased $316,000 due to costs associated with increased inventory levels and new store support costs. An expanded advertising program, including periodic circulars, resulted in an increase of approximately $186,000 in advertising costs.

     Operating profit decreased to $527,000 for first quarter 1997, from $609,000 for first quarter 1996. As a percentage of net sales, operating profit decreased to 2.5% from 3.6%. This decrease was primarily due to the factors described above.

WHOLESALE SEGMENT

                         STATEMENT OF OPERATION DATA
                   WHOLESALE SEGMENT AND CORPORATE EXPENSES
                                (IN THOUSANDS)

                                                 Quarters Ended
                                             ---------------------
                                             April 26,    April 30,
                                               1997         1996
                                              -------      -------
              Net sales                       $22,084      $25,573
              Cost of sales                    15,530       19,175
                                              -------      -------
              Gross profit                      6,554        6,398
              SG & A expense                    3,458        2,824
                                              -------      -------
              Operating profit-wholesale        3,096        3,574
                                              =======      =======
              Corporate expenses (1)              999        1,183
                                              =======      =======

(1) Corporate expenses consist of shared administrative costs between retail and wholesale.

                                             PERCENTAGE OF NET SALES
                                             -----------------------
                                                  Quarters Ended
                                             -----------------------
                                              April 26,    April 30,
                                                1997         1996
                                               ------       ------
               Net sales                       100.00%      100.00%
               Cost of sales                    70.32%       74.98%
                                               ------       ------
               Gross margin                     29.68%       25.02%
               SG & A expense                   15.66%       11.04%
                                               ------       ------
               Operating margin - wholesale     14.20%       13.98%
                                               ======       ======

               Corporate expenses                2.32%        2.79%
                                               ======       ======

First Quarter 1997 versus First Quarter 1996

     Net sales decreased $3.5 million, or 13.6%, to $22.1 million in first quarter 1997, from $25.6 million in first quarter 1996. Sales in the wholesale as well as the retail operation were adversely affected by the later timing of unusually large deals in the fiscal 1997 first quarter as compared with large purchases that occurred early in the fiscal 1996 first quarter. The sales benefit of these larger deals will continue through the second and third quarter of this fiscal year.

     Gross profit increased $156,000 or 2.4%, to $6.6 million in 1997, from $6.4 million in first quarter 1996. Gross margin increased to 29.7% in first quarter 1997 from 25.0% in first quarter 1996. The increase in gross profit and gross margin was due to the Company's ability to buy higher margin product and the increase in warehouse sales in relation to dropship sales, the former carrying a higher margin.

     Selling, general and administrative expenses increased $634,000 or 22.5%, to $3.5 million in first quarter 1997, from $2.8 million in first quarter 1996. As a percentage of net sales, selling, general and administrative expenses increased to 15.7% in first quarter 1997, from 11.0% in first quarter 1996. Warehousing expense accounted for more than one third of the increase as increased storage and labor was required to process the larger deals being received. Other variable expenses such as sales commissions and travel contributed to the selling general and administrative increase.

     Wholesale operating profit decreased to $3.1 million in first quarter 1997, from $3.6 million in first quarter 1996. As a percentage of net sales, operating margin remained constant at 14.0% in the first quarter 1997 from 14.0% in the comparable 1996 quarter due to the factors described above.

CORPORATE EXPENSES

First Quarter 1997 versus First Quarter 1996

     Corporate expenses consist of the cost of senior management and shared administrative resources which are utilized by both segments of the business. Corporate expense decreased $184,000 or 15.6% to $ 1.0 million during first quarter 1997 from $1.2 million for first quarter 1996. Corporate expenses decreased as a percentage of total Company's sales to 2.32% in 1997 from 2.79% in 1996. The decrease in corporate expenses was due primarily to salary reductions taken by key executives as part of the Company's initial public Offering offset partially by increases in legal and professional expenses.

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

     In the fourth quarter of 1996 the Company completed an initial public Offering of 2,960,100 shares of Common Stock, no par value, at $16 per share. The Offering generated net proceeds of approximately $43.0 million, after deducting underwriting fees and Offering expenses. The net proceeds were used to repay $33.4 million of indebtedness to a senior institutional lender and $4.0 million of Partners' notes, to fund approximately $2.9 million in tax loans to certain executives and former shareholders of the Company, $900,000 in compensation buyouts to certain executives and the remaining $1.9 million was used for general corporate purposes.

     As a result of the Offering, in December 1996, the Company entered into a new $40 million credit facility. Loans under the new facility are secured by liens only on the Company's receivables and warehouse inventories. The facility has a maturity date of April 30, 1999. Borrowings under the new facility bear interest, at the Company's option, at either LIBOR plus 200 basis points or prime less 50 basis points. The credit facility contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments. At April 26, 1997 the Company's availability on the credit facility was $36.3 million.

     For first quarter 1997, cash used by consolidated operating activities was $11.0 million as compared to cash used in first quarter 1996 of $7.3 million. Increases in inventory and trade receivables accounted for the cash used in first quarter 1997. In first quarter 1996, increased inventory and trade receivable levels and decreased trade payables accounted for the majority of cash used in operations. Cash used in investing activities increased to $ 1.0 million in first quarter 1997 from $286,000 in first quarter 1996. Cash used in investing activities in first quarter 1997, was primarily for the acquisition of capital assets. Equipment and racking required for the expansion of the wholesale distribution facility and the remodeling of the Company's New York Showroom accounted for the majority of these capital expenditures. Cash provided by financing activities decreased to $3.7 million in first quarter 1997 from $4.8 million in first quarter 1996. The financing provided in first quarter 1997 was from borrowings on the Company's line of credit. In first quarter 1996 financing was provided by equity contributions, partially offset by partner withdrawals and borrowings on the Company's line of credit.

INFLATION

     During the quarter ended April 26, 1997, lease expense, salaries and wages have increased modestly. The increases have not had a significant effect on the Company's results of operations because the impact of rising costs have been offset by price increases. As a result, inflation has not had nor is it expected to have a significant impact on the Company's operations.

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

                                     PART II
                                OTHER INFORMATION

   Item 1.              Legal Proceedings
                        None

   Item 2.              Changes in Securities
                        None

   Item 3.              Default upon Senior Securities
                        None

   Item 4.              Submission of Matters to a Vote of Security Holders
                        None

   Item 5.              Other Information
                        None

   Item 6.              Exhibits and Reports on Form 8K
                        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MAZEL STORES, INC.
                                                 (Registrant)


June 6, 1997                                 /s/ Rueven Dessler
------------                                 ----------------------------
Date                                         Rueven Dessler
                                             Chief Executive Officer

June 6, 1997                                 /s/ Sue Atkinson
------------                                 ----------------------------
Date                                         Sue Atkinson
                                              Senior Vice President
                                              Chief Financial Officer and
                                                  Treasurer