Form 10-Q
period 1997-07-26
MAZEL STORES INC
filed 1997-09-09
CIK 1022536

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 1O-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  July 26, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________

                           Commission File No.0-21597

                               MAZEL STORES. INC.
                           --------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                          34-1830097
 ------------------------------                       -------------------
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

                                  440-248-5200
                           --------------------------
              (Registrant's telephone number, including area code)

                    ----------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     *       No
   ----------      ---------

     Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

     Common Shares, no par value, outstanding as of August 31, 1997: 9,170,100.


                                    1 of 19

                      MAZEL STORES, INC. AND SUBSIDIARIES

                                     INDEX

Part I          FINANCIAL INFORMATION                                   Page No.
                                                                        --------

     Item 1. Consolidated Financial Statements (unaudited)

             Consolidated Balance Sheets -
             July 26, 1997 and January 25,1997                                 4

             Consolidated Statements of Operations -for the
             quarter and six months ended July 26, 1997 and July 27, 1996      5

             Consolidated Statements of Cash Flows - for the
             six months ended July 26, 1997 and July 27, 1996                  6

             Notes to Consolidated Financial Statements                        7

     Item 2. Management's Discussion and Analysis of Financial                 8
             Condition and Results of Operation

Part II      OTHER INFORMATION

     Item 1-6                                                                 17

SIGNATURES                                                                    19

EXHIBITS                                                                      20

                                    2 of 19

                         PART I - FINANCIAL INFORMATION

             ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      The Registrant's Consolidated Financial Statements follow this page.



                                    3 of 19

                               Mazel Stores, Inc.
                          Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                    July 26,          January 25,
                                                                      1997               1997
                                                                  -----------         -----------
                                                                  (unaudited)
               Assets

Current assets
 Cash and cash equivalents                                           $  1,752            $  8,010
 Accounts receivable- trade, less allowance for
  doubtful accounts of $195 in both periods presented                  17,971              10,565
 Notes and other receivables                                              132                  96
 Inventories                                                           51,798              40,399
 Prepaid expenses                                                       1,544               1,186
 Deferred income tax benefit                                            3,006               3,006
                                                                  -----------         -----------
        Total current assets                                           76,203              63,262

Equipment, furniture and leasehold improvements, net                    7,401               6,251
Other assets                                                            1,325               1,107
Notes receivable-related parties                                        2,944               2,936
Goodwill, net                                                          10,757              10,876
Deferred income tax benefit                                             1,929               1,929
                                                                  -----------         -----------
                                                                     $100,559            $ 86,361
                                                                  ===========         ===========

        Liabilities and Stockholder's Equity
Current liabilities
 Long-term debt, current portion                                     $     17            $     17
 Accounts payable                                                      15,395              15,447
 Accrued expenses                                                       4,474               3,050
 Other current liabilities                                                454                 275
                                                                  -----------         -----------
        Total current liabilities                                      20,340              18,789

Revolving line of credit                                                9,020                   0
Long-term debt, net of current portion                                     57                  53
Other liabilities                                                       2,181               2,091
Deferred income tax liability                                             666                 666
                                                                  -----------         -----------
        Total liabilities                                              32,264              21,599

Stockholder's equity
 Common stock, no par value: 14,000,000 shares authorized:
  9,170,100 share issued and outstanding 0                                  0
 Preferred stock, no par value: 2,000,000 shares authorized:
  no shares issued or outstanding                                           0                   0
 Additional paid-in capital                                            64,742              64,742
 Retained earnings                                                      3,553                  20
                                                                  -----------         -----------
        Total stockholder's equity                                     68,295              64,762

Commitments and contingencies
                                                                  -----------         -----------
                                                                     $100,559            $ 86,361
                                                                  ===========         ===========

          See accompanying notes to consolidated financial statements.




                                    4 of 18

                               Mazel Stores, Inc.
                     Consolidated Statements of Operations
                                  (unaudited)
                     (in thousands, except per share data)


                                                                 Quarters Ended                      Six Months Ended
                                                      --------------------------------        --------------------------------
                                                          July 26,            July 27,          July 26,            July 27,
                                                           1997                 1996              1997                1996
                                                      ------------        ------------        ------------        ------------
Net sales                                             $     49,053        $     42,711        $     92,181        $     85,165

Gross profit                                                16,160              13,752              31,004              26,651
  % of sales                                                32.94%              32.20%              33.63%              31.29%

Selling general and administrative                          12,522              10,923              24,742              20,822
                                                      ------------        ------------        ------------        ------------
Operating profit                                             3,638               2,829               6,262               5,829
  % of sales                                                 7.42%               6.62%               6.79%               6.84%
Other income (expense)
 Interest (expense)                                           (130)               (693)               (175)             (1,284)
 Other income                                                                       14                 107                  22
                                                      ------------        ------------        ------------        ------------
Income before income taxes                                   3,508               2,150               6,194               4,567

Income tax expense (benefit)                                 1,506                 (44)              2,661                  35
                                                      ------------        ------------        ------------        ------------
Net income                                            $      2,002        $      2,194        $      3,533        $      4,532
                                                      ============        ============        ============        ============

Net income per share                                  $       0.22                            $       0.39
                                                      ============                            ============
Average shares outstanding                               9,170,100                               9,170,100
                                                      ============                            ============
PRO FORMA AS ADJUSTED DATA (NOTE 4)

Income before income taxes                                                $      2,150                            $      4,567
Supplemental pro forma adjustments
 Management compensation adjustments                                               412                                     824
 Reduction in interest expense net                                                 738                                   1,476
 Provision for income taxes                                                     (1,320)                                 (2,747)
                                                                          ------------                            ------------
Pro forma as adjusted net income                                          $      1,980                            $      4,120
                                                                          ============                            ============

Pro forma as adjusted net income per share                                $       0.22                            $       0.45
                                                                          ============                            ============
Pro forma as adjusted shares outstanding                                     9,170,100                               9,170,100
                                                                          ============                            ============


          See accompanying notes to consolidated financial statements



                                    5 of 18

                               Mazel Stores, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)


                                                               Six Months Ended
                                                        -------------------------------
                                                           July 26            July 27
                                                             1997               1996
                                                        ------------        -----------
Cash flows from operating activities
 Net income                                                  $3,533              $4,532
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
    Depreciation and amortization                               638                 465
    Changes in operating assets and liabilities
        Accounts receivable- trade                           (7,406)             (4,419)
        Notes and other receivables                             (36)               (320)
        Inventories                                         (11,399)            (11,401)
        Prepaid expenses                                       (358)               (398)
        Other assets                                           (241)                 (9)
        Accounts payable                                        (52)              3,355
        Accrued expenses and other liabilities                1,697               1,441
                                                        ------------        -----------
           Total adjustments                                (17,157)            (11,286)
                                                        ------------        -----------
           Net cash used in operating activities            (13,624)             (6,754)
                                                        ------------        -----------
Cash flows from investing activities
 Capital expenditures                                        (1,654)               (927)
 Cash received at acquisition, net of cash expenses                                  70
                                                        ------------        -----------
           Net cash used in investing activities             (1,654)               (857)
                                                        ------------        -----------
Cash flows from financing activities
 Repayment of debt                                                                 (800)
 Net borrowings under credit facility                         9,020               7,171
 Equity contributions                                                             4,000
 Partners' withdrawals                                                           (1,918)
                                                        ------------        -----------
           Net cash provided by financing activities          9,020               8,453
                                                        ------------        -----------
Net increase (decrease) in cash and cash equivalents         (6,258)                842
Cash and cash equivalents at beginning of period              8,010               1,470
                                                        ------------        -----------
Cash and cash equivalents at end of period                   $1,752              $2,312
                                                        ============        ===========
Supplemental disclosure
  Cash paid for interest                                        $57              $1,251
                                                        ============        ===========

          See accompanying notes to consolidated financial statements.


                                    6 of 18

                               MAZEL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarters and Six Months Ended
                         July 26, 1997 & July 27, 1996

(1) Basis of Presentation

        Combined financial statements for the quarter and six months ended July 27, 1996 are derived from the unaudited combined financial statements of Mazel Company L.P. and Odd Job Holdings, Inc., which were previously under common control and combined as of the date of the initial public offering (the "Offering") (see note 2). The financial statements for the quarter and six months ended July 26, 1997 represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the combined and consolidated financial statements.

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



                                    7 of 19

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

(5) New Accounting Pronouncements

        During 1997 the FASB issued SFAS No. 128, Earnings per Share, which changes the computation and presentation of earnings per share information and SFAS No. 129, Disclosure of Information about Capital Structure. Both statements are effective for financial statements issued for periods ending after December 15, 1997 and, accordingly, will be adopted by the Company in the fourth quarter of the current fiscal year. Adoption of these statements will not materially impact the current computation and presentation of earnings per share or financial statement disclosures.

        During 1997 the FASB also issued No.130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are effective for fiscal years beginning after December 15, 1997. The impact upon adoption of these statements by the Company in fiscal 1998 will result in additional disclosures with regard to the Company's business segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

        Mazel Stores, Inc. consists of two complementary operations: (i) a major regional closeout retail business; and (ii) one of the nation's largest closeout wholesale businesses.

        Mazel was founded as a wholesaler of closeout merchandise in 1975. In 1992, Mazel Company L.P. (a predecessor to the Company), a general partner of which was an affiliate of ZS Fund, a private investment firm, acquired substantially all of the assets of Mazel's wholesale and retail businesses. In December 1995, Odd Job Holdings, Inc., wholly-owned by another affiliate of ZS Fund, acquired Odd Job, which operated a chain of 12 retail stores in the New York metropolitan area, and acquired Peddlers Mart, which operated one store. In connection with a restructuring that occurred immediately prior to the Offering in November 1996, the Company acquired all of the assets of Mazel Company L.P. and the stock of Odd Job Holdings, Inc. The Company (including its predecessors) opened or acquired ten (10) stores in fiscal 1996; it plans to open nine stores in fiscal 1997 (three of which were opened during the second quarter), 12 stores in fiscal 1998 and 15 stores in fiscal 1999.



                                    8 of 19

RESULTS OF OPERATIONS

        The results of operations set forth below describe: (i) the Company's retail operations; and (ii) its wholesale operations. Retail operations include the results of the Odd Job and Peddlers Mart operations. wholesale operations include the results of Mazel Company L.P. for the second quarter and six months 1996 and the results of the wholesale segment of Mazel Stores, Inc. for the second quarter and six months 1997.

RETAIL SEGMENT

                          STATEMENT OF OPERATION DATA
                                 RETAIL SEGMENT
                                 (IN THOUSANDS)


                                                   Quarters Ended      Six Months Ended
                                                   --------------      ----------------
                                                 July 26,  July 27,   July 26,  July 27,
                                                   1997      1996      1997       1997
                                                   ----      ----      ----       ----
Net sales                                         $23,218   $18,157   $44,262   $35,038
Cost of sales                                      13,843    10,987    26,597    21,367
                                                   ------    ------    ------    ------

Gross profit                                        9,375     7,170    17,665    13,671
SG&A expense                                        8,254     6,701    16,017    12,593
                                                    -----     -----    ------    ------
Operating profit-retail                            $l,121      $469    $1,648    $l,078
                                                   ======      ====    ======    ======

                                                        PERCENTAGE OF NET SALES

                                                  Quarters Ended         Six Months Ended
                                                   --------------      ----------------
                                                 July 26,  July 27,   July 26,  July 27,
                                                   1997      1996      1997       1997
                                                   ----      ----      ----       ----
Net sales                                          100.00%   100.00%   100.00%   100.00%
Cost of sales                                       59.62%    60.51%    60.09%    60.98%
                                                    -----     -----     -----     -----
Gross margin                                        40.38%    39.49%    39.91%    39.02%
SG&A expense                                        35.55%    36.91%    36.19%    35.94%
                                                    -----     -----     -----     -----
Operating margin-retail                              4.83%     2.58%     3.72%     3.08%
                                                     ====      ====      ====      ====



                                    9 of 19

Second Quarter 1997 Results versus Second Quarter 1996

        Net sales increased $5.1 million, or 27.9% to $23.2 million in second quarter 1997 from $18.1 million for second quarter 1996. Comparable store net sales, which are based on a small base of 13 stores, increased approximately $171,000, or 1.1% to $16.4 million in second quarter 1997 from $16.2 million in second quarter 1996. Overall sales increases reflect the addition of 11 stores opened or acquired since the beginning of second quarter 1996.

        Gross profit increased $2.2 million, or 30.8%, to $9.4 million in second quarter 1997, from $7.2 million in second quarter 1996. Gross margin increased to 40.4% in second quarter 1997, from 39.5% in second quarter 1996. The increase was due in part to the effect of large purchases made late in the first quarter of the current fiscal year. Due to the deal to deal nature of the business, the increase in second quarter margin may not be indicative of future gross margin performance.

        Selling, general and administrative expenses increased $1.6 million, or 23.2%, to $8.3 million in second quarter 1997, from $6.7 million in second quarter 1996. Selling, general and administrative expenses, as a percentage of net sales, decreased to 35.6% in second quarter 1997 from 36.9% in the second quarter 1996. The $1.6 million increase primarily resulted from $1.3 million of increased store level expenses, particularly occupancy expense related to the new stores. In addition, warehouse and store delivery costs increased $144,000 due to costs associated with increased inventory levels and new store support costs. An expanded advertising program, including periodic circulars, resulted in an increase of approximately $167,000 in advertising costs. Store operating expenses decreased as a percentage of total sales as increased operating leverage was achieved.

        Operating profit increased to $1.1 million for second quarter 1997, from $469,000 for second quarter 1996. As a percentage of net sales, operating margin increased to 4.8% from 2.6%. This increase was primarily due to the factors described above.


                                    10 of 19

Six Months Ended 1997 Results versus Six Months Ended 1996

         Net sales increased $9.2 million, or 26.3% to $44.2 million in six months ended 1997 from $35.0 million for the six months ended 1996. Comparable store net sales decreased approximately $480,000, or 1.5% to $31.7 million in six months ended 1997 from $32.2 million in the comparable 1996 period. Overall sales increases reflect the addition of 13 stores opened or acquired since the beginning of fiscal year 1996. A stronger second quarter helped improve year to date comparable store sales results.

         Gross profit increased $4.0 million, or 29.2%, to $17.7 million in six months ended 1997, from $13.7 million in 1996. Gross margin increased to 39.9% in 1997, from 39.0% in the comparable 1996 period. The increase was due in part to a positive effect from large purchases made late in the first quarter of the current fiscal year.

         Selling, general and administrative expenses increased $3.4 million, or 27.2%, to $16.0 million in the six months ended 1997, from $12.6 million in six months ended 1996. Selling, general and administrative expenses, as a percentage of net sales, increased to 36.2% in the the six months ended 1997 from 35.9% in the comparable 1996 period. The $3.4 million increase primarily resulted from $2.6 million of increased store level expenses, particularly occupancy expense related to the new stores. In addition, warehouse and store delivery costs increased $460,000 due to costs associated with increased inventory levels and new store support costs. An expanded advertising program, including periodic circulars, resulted in an increase of approximately $352,000 in advertising costs.

         Operating profit increased to $1.6 million for the six months ended 1997 from $1.1 million for the six months ended 1996. As a percentage of net sales, operating profit increased to 3.7% from 3.1%. This increase was primarily due to the factors described above.



                                    11 of 19

WHOLESALE SEGMENT

                           STATEMENT OF OPERATION DATA
                    WHOLESALE SEGMENT AND CORPORATE EXPENSES
                                 (IN THOUSANDS)


                                         Ouarters Ended        Six Months Ended
                                         --------------        ----------------
                                      July 26,   July 27,     July 26,   July 27,
                                        1997        1996        1997       1996
                                        ----        ----        ----       ----
Net sales                             $25,835     $24,553     $47,919    $50,125
Cost of sales                           11050      12,971      34,580     37,145
Gross profit                            6,785       6,582      13,339     12,980
SG&A expense                            3,275       2,867       6,733      8,691
                                      -------     -------     -------     ------
Operating profit-wholesale              3,510       3.715       6.606      7,289
                                      =======     =======     =======     ======
Corporate expenses(1)                 $   993     $ 1.355      $1,992     $2.538
                                      =======     =======     =======     ======


(1) Corporate expenses consist of shared administrative costs between retail and wholesale.



                                                      PERCENTAGE OF NET SALES
                                                      -----------------------


                                           Quarters Ended           Six Months Ended
                                           --------------           ----------------
                                         July 26,     July 27,    July 26,    July 27,
                                          1997         1996        1997        1996
                                          ----         ----        ----        ----

Net sales                                100.00%     100.00%     100.00%     100.00%
Cost of sales                             73.74%      73.19%      72.16%      74.10%
                                         ------      ------      ------      ------
Gross margin                              26.26%      26.81%      27.84%      25.90%
SG & A expense                            12.68%      11.68%      14.05%      11.35%
                                         ------      ------      ------      ------
Operating margin-wholesale                13.58%      15.13%      13.79%      14.55%
                                         ======      ======      ======      ======
Corporate expenses                         2.02%       3.17%       2.16%       2.98%
                                         ======      ======      ======      ======





                                    12 of 19

Second Quarter 1997 versus Second Quarter 1996

         Net sales increased $1.3 million, or 5.2%, to $25.8 million in second quarter 1997, from $24.6 million in second quarter 1996. Wholesale sales during the second quarter of 1997 benefited from the purchase of unusually large deals late in the first quarter of this fiscal year. Sales volumes exceeded a strong prior year as sales to new and existing customers increased while intercompany volume decreased.

         Gross profit increased $203,000 or 3.1%, to $6.8 million in second quarter 1997, from $6.6 million in second quarter 1996. Gross margin decreased slightly to 26.3% in second quarter 1997 from 26.8% in second quarter 1996. The increase in gross profit was due primarily to the increased sales volume, while the gross margin decreased slightly due to the drop ship sales category.

         Selling, general and administrative expenses increased $408,000 or 14.2%, to $3.3 million in second quarter 1997, from $2.9 million in second quarter 1996. As a percentage of net sales, selling, general and administrative expenses increased to 12.7% in second quarter 1997, from 11.7% in second quarter 1996. Warehousing expense accounted for approximately half of the increase in selling general and administrative expenses. This increase was due in part to the rise in repack labor and supplies. Other variable expenses such as travel and start up costs associated with the new line of promotional products, also contributed to the selling general and administrative expense increase.

         Wholesale operating profit decreased to $3.5 million in second quarter 1997, from $3.7 million in second quarter 1996. As a percentage of net sales, operating margin decreased to 13.6 % in the second quarter 1997 from 15.1% in the comparable 1996 quarter due to the factors described above.



Six Months Ended 1997 versus Six Months Ended 1996

         Net sales decreased $2.2 million, or 4.4%, to $47.9 million in six months ended 1997 from $50.1 million in the comparable 1996 period. Six months sales, while still down slightly from the prior year, have recovered from the soft first quarter sales by realizing benefits from the deals purchased late in the first quarter of the current fiscal year.

         Gross profit increased $359,000 or 2.8%, to $13.3 million in the six months ended 1997 from $13.0 million in the comparable 1996 period. Gross margin increased to 27.8% in the six months ended 1997 from 25.9% in the six months ended 1996. The increase in gross profit and gross margin was due primarily to the Company's ability to buy higher margin product and the increase in warehouse sales in relation to dropship sales, the former carrying a higher margin.


                                    13 of 19

         Selling, general and administrative expenses increased $1.0 million or 18.3%, to $6.7 million in the six months ended 1997, from $5.7 million in the six months ended 1996. As a percentage of net sales, selling, general and administrative expenses increased to 14.1% in the six months ended 1997, from 11.4% in the six months ended 1996. Warehousing expense accounted for approximately half of the increase, as increased repack labor and supplies were required. Other variables expenses such as sales commissions, travel and start up expenses associated with a new promotional line of products.

         Wholesale operating profit decreased to $6.6 million in the six months ended 1997, from $7.3 million in the six months ended 1996. As a percentage of net sales, operating margin decreased to 13.8 % in the six months ended 1997 from 14.5% in the comparable 1996 quarter due to the factors described above.


CORPORATE EXPENSES

Second Quarter 1997 versus Second Quarter 1996

         Corporate expenses consist of the cost of senior management and shared administrative resources which are utilized by both segments of the business. Corporate expense decreased $362,000 or 26.7% to $1.0 million during second quarter 1997 from $1.4 million for second quarter 1996. Corporate expenses decreased as a percentage of total Company's sales to 2.0% in 1997 from 3.2% in 1996. The decrease in corporate expenses was due primarily to salary reductions taken by key executives as part of the Company's offering offset partially by increases in legal and professional expenses.



Six Months Ended 1997 versus six Months Ended 1996

         Corporate expenses consist of the cost of senior management and shared administrative resources which are utilized by both segments of the business. Corporate expense decreased $546,000 or 21.5% to $2.0 million during the six months ended 1997 from $2.5 million for the six months ended 1996. Corporate expenses decreased as a percentage of total Company's sales to 2.2% in 1997 from 3.0% in 1996. The decrease in corporate expenses was due primarily to salary reductions taken by key executives as part of the Company's offering offset partially by increases in legal and professional expenses.



                                    14 of 19

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

         In the fourth quarter of 1996 the Company completed an initial public Offering of 2,960,100 shares of Common Stock, no par value, at $16 per share. The Offering generated net proceeds of approximately $43.0 million, after deducting underwriting fees and Offering expenses. The net proceeds were used to repay $33.4 million of indebtedness to a senior institutional lender and $4.0 million of Partners' notes, to fund approximately $2.9 million in tax loans to certain executives and former shareholders of the Company, $900,000 in compensation buyouts to certain executives and the remaining $1.9 million was used for general corporate purposes. A portion of the tax loans to certain executive officers are to be repaid in the third quarter of the current fiscal year from the proceeds of sale of the company's common stock by such individuals, including the repurchase of up to 25,000 shares directly by the Company at market value.

         As a result of the Offering, in December 1996, the Company entered into a new $40 million credit facility. Loans under the new facility are secured by liens only on the Company's receivables and warehouse inventories. The facility has a maturity date of April 30, 1999. Borrowings under the new facility bear interest, at the Company's option, at either LIBOR plus 200 basis points or prime less 50 basis points. The credit facility contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments. At July 26, 1997 the Company's availability on the credit facility was $31.0 million.







                                    15 of l9

         For the first six months of 1997, cash used by consolidated operating activities was $17.2 million as compared to cash used in the first six months of 1996 of $11.3 million. Increases in inventory and trade receivables accounted for the majority of cash used in the first six months of 1997. In the first six months of 1996, increased inventory and trade receivable levels and decreased trade payables accounted for the majority of cash used in operations. Cash used in investing activities increased to $1.7 million in the first six months of 1997 from $857,000 in the first six months of 1996. Cash used in investing activities in the first six months of 1997, was primarily for the acquisition of capital assets. Equipment and racking required for the expansion of the wholesale distribution facility, the remodeling of the Company's New York Showroom and the opening of three new retail stores accounted for the majority of these capital expenditures. Cash provided by financing activities increased to $9.0 million in the first six months of 1997 from $8.5 million in the first six months of 1996. The financing provided in the first six months of 1997 was from borrowings on the Company's line of credit. In the first six months of 1996 financing was provided by equity contributions and borrowings on the Company's line of credit, partially offset by partner withdrawals.


INFLATION

         During the six months ended July 26,1997, lease expense, salaries and wages have increased modestly. The increases have not had a significant effect on the Company's results of operations because the impact of rising costs have been offset by price increases. As a result, inflation has not had nor is it expected to have a significant impact on the Company's operations.

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







                                    16 of 19

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings
         None
Item 2.  Changes in Securities
         None
Item 3.  Default upon Senior Securities
         None
Item 4. (a) The Company's annual meeting of shareholders was held on June 3, 1997.

         (b) At the annual meeting, the Company's shareholders elected Phillip Cohen, Jacob Koval and Jerry Sommers as Directors for a three-year term which expires at the annual meeting of shareholders in 2000.

         The term of office of Charles Bilezikian, Brady Churches, Robert Home, Reuven D. Dessler and Ned L. Sherwood, as Directors, continued after the 1997 meeting; such term expires with respect to Messrs. Bilezikian, Churches and Horne at the annual shareholders meeting in 1998 and with respect to Messrs. Dessler and Sherwood at the annual shareholders meeting in 1999.

         (c) At the annual meeting, the Company's shareholders ratified the appointment of KPMG Peat Marwick, LLP as auditors of the Company for the fiscal year ended January 31, 1998. The holders of 8,356,889 shares of Common Stock voted to ratify the appointment, the holders of 350 shares voted against the ratification, and no holders of shares abstained.

         The following tabulation represents voting for the directors:

                                           Withheld
                              For          Authority
                              ---          ---------
         Phillip Cohen     8,283,089        74,150
         Jacob Koval       8,283,089        74,150
         Jerry Sommers     8,867,182        90,057











                                    17 of 19

Item 5.     Other Information
            None
Item 6.     Exhibits and Reports on Form 8K
    (a)     List of Exhibits
      10.17 Asset and Stock Purchase Agreement among VCM Ltd., Mazel
            Stores, Inc. Valley Fair Corporation, LF Widman Inc. and
            Value City Department Stores, Inc.
      27    Financial Data Schedule
    (b)     Reports on Form 8K
            None
















                                    18 of 19

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MAZEL STORES, INC.
                                         (Registrant)


                                          /s/ Reuven Dessler
- ----------------                          -----------------------------
Date                                          Reuven Dessler
                                              Chief Executive Officer

                                          /s/ Sue Atkinson
- ----------------                          -----------------------------
Date                                          Sue Atkinson
                                              Senior Vice President
                                              Chief Financial Officer and
                                              Treasurer






                                   19 of 19