Form 10-Q
period 1997-10-25
MAZEL STORES INC
filed 1997-12-09
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     October 25, 1997
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597

                               MAZEL STORES, INC.
                       ----------------------------------
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

                                  440-248-5200
                                  ------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         Common Shares, no par value, outstanding as of November 30, 1997:
9,148,289.

                                     1 of 19






                                 MAZEL STORES, INC. AND SUBSIDIARIES

                                                INDEX

Part I              FINANCIAL INFORMATION                                           Page No.
                                                                                    --------
         Item 1.    Consolidated Financial Statements (unaudited)

                    Consolidated Balance Sheets -
                    October 25, 1997 and January 25, 1997                                  4

                    Consolidated Statements of Operations - for the
                    quarter and nine months ended October 25, 1997 and
                    October 26, 1996                                                       5

                    Consolidated Statements of Cash Flows - for the
                    nine months ended October 25, 1997 and October 26, 1996                6

                    Notes to Consolidated Financial Statements                             7

         Item 2.   Management's Discussion and Analysis of Financial                       9
                    Condition and Results of Operation

Part II             OTHER INFORMATION

         Item 1- 6.                                                                       18

SIGNATURES                                                                                19

                                     2 of 19

                         PART I - FINANCIAL INFORMATION

              ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      The Registrant's Consolidated Financial Statements follow this page.






                                     3 of 19






                               Mazel Stores, Inc.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                     October 25,         January 25,
                                                                                         1997               1997
                                                                                  ------------------  ------------------
                                                                                     (unaudited)
                                                     Assets
Current assets
   Cash and cash equivalents                                                          $  1,496           $  8,010
   Accounts receivable-- trade, less allowance for
    doubtful accounts of $195 in both periods presented                                 16,906             10,565
   Notes and other receivables                                                             970                 96
   Inventories                                                                          58,666             40,399
   Prepaid expenses                                                                      1,492              1,186
   Deferred income tax benefit                                                           3,006              3,006
                                                                                      --------           --------
                 Total current assets                                                   82,536             63,262

Equipment, furniture and leasehold improvements, net                                     8,813              6,251
Other assets                                                                             1,384              1,107
Investment in VCM, Ltd.                                                                  8,520
Notes receivable- related parties                                                        2,492              2,936
Goodwill, net                                                                           10,679             10,876
Deferred income tax benefit                                                              1,929              1,929
                                                                                      --------           --------
                                                                                      $116,353           $ 86,361
                                                                                      ========           ========
                                 Liabilities and Stockholder's Equity

Current liabilities
   Long-term debt, current portion                                                    $     17           $     17
   Accounts payable                                                                     17,956             15,447
   Accrued expenses                                                                      2,516              3,050
   Other current liabilities                                                               535                275
                                                                                      --------           --------
                 Total current liabilities                                              21,024             18,789

Revolving line of credit                                                                22,945                  0
Long-term debt, net of current portion                                                      54                 53
Other liabilities                                                                        2,247              2,091
Deferred income tax liability                                                              666                666
                                                                                      --------           --------
                 Total liabilities                                                      46,936             21,599

Stockholder's equity
   Common stock, no par value: 14,000,000 shares authorized:
      9,170,100 shares issued and 9,148,289 outstanding                                      0                  0
   Preferred stock, no par value: 2,000,000 shares authorized:
      no shares issued or outstanding                                                        0                  0
    Additional paid-in capital                                                          64,309             64,742
    Retained earnings                                                                    5,108                 20
                                                                                      --------           --------
        Total stockholder's equity                                                      69,417             64,762

Commitments and contingencies
                                                                                      --------           --------
                                                                                      $116,353           $ 86,361
                                                                                      ========           ========


          See accompanying notes to consolidated financial statements.


                                                        Mazel Stores, Inc.
                                               Consolidated Statements of Operations
                                                            (unaudited)
                                               (in thousands, except per share data)


                                                               Quarters Ended                              Nine Months Ended
                                                        -----------------------------             ------------------------------
                                                        October 25,        October 26,             October 25,         October 26,
                                                           1997               1996                    1997               1996
                                                        ----------         ----------              ----------          ----------
Net sales                                                  $48,820            $44,387                $141,001            $129,552

Gross profit                                                17,342             14,718                  48,346              41,369
  % of sales                                                35.52%             33.16%                  34.29%              31.93%

Selling general and administrative                          13,097             11,562                  37,839              32,384
                                                        ----------         ----------              ----------          ----------
Operating profit                                             4,245              3,156                  10,507               8,985
  % of sales                                                 8.70%              7.11%                   7.45%               6.94%
Other income (expense)
  Interest  (expense)                                         (395)              (775)                   (570)             (2,059)
  Other income  (expense)                                   (1,117)                 8                  (1,010)                 30
                                                        ----------         ----------              ----------          ----------
Income before income taxes                                   2,733              2,389                   8,927               6,956

Income tax expense (benefit)                                 1,175                (27)                  3,839                   7
                                                        ----------         ----------              ----------          ----------
Net income                                                  $1,558             $2,416                  $5,088              $6,949
                                                        ==========         ==========              ==========          ==========

 Net income per share                                        $0.17                                      $0.56
                                                        ==========                                 ==========
Average shares outstanding                               9,161,000                                  9,167,000
                                                        ==========                                 ==========

Pro Forma As Adjusted Data   (note 4)

Income before income taxes                                                     $2,389                                      $6,956
Supplemental pro forma adjustments
  Management compensation adjustments                                             412                                       1,236
  Reduction in interest expense net                                               738                                       2,213
  Provision for income taxes                                                   (1,451)                                     (4,266)
                                                                           ----------                                  ----------
Pro forma as adjusted net income                                               $2,088                                      $6,139
                                                                           ==========                                  ==========
Pro forma as adjusted net income per share                                      $0.23                                       $0.67
                                                                           ==========                                  ==========
Pro forma as adjusted shares outstanding                                    9,170,100                                   9,170,100
                                                                           ==========                                  ==========


           See accompanying notes to consolidated financial statements


                                       Mazel Stores, Inc.
                              Consolidated Statements of Cash Flows
                                           (Unaudited)
                                     (Dollars in thousands)

                                                                                Nine Months Ended
                                                                      ---------------------------------
                                                                      October 25,           October 26,
                                                                         1997                  1996
                                                                      ----------            -----------
Cash flows from operating activities
  Net income                                                              $5,088                $6,949
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities
      Depreciation and amortization                                        1,017                   738
      Changes in operating assets and liabilities
        Accounts receivable-- trade                                       (6,341)                   19
        Notes and other receivables                                       (1,310)                  (93)
        Inventories                                                      (18,267)              (15,196)
        Prepaid expenses                                                    (306)                 (746)
        Other assets                                                         141                  (993)
        Accounts payable                                                   2,509                 1,930
        Accrued expenses and other liabilities                              (117)                1,737
                                                                      ----------            ----------
             Total adjustments                                           (22,674)              (12,604)
                                                                      ----------            ----------
             Net cash used in operating activities                       (17,586)               (5,655)
                                                                      ----------            ----------
Cash flows from investing activities
  Capital expenditures                                                    (3,353)               (2,165)
  Investment in VCM, Ltd.                                                 (8,520)
                                                                      ----------            ----------
             Net cash used in investing activities                       (11,873)               (2,165)
                                                                      ----------            ----------
Cash flows from financing activities
  Repayment of debt                                                                             (1,521)
  Net borrowings under credit facility                                    22,945                 8,037
  Equity contributions                                                                           4,000
  Partners' withdrawals                                                                         (2,957)
                                                                      ----------            ----------
             Net cash provided by financing activities                    22,945                 7,559
                                                                      ----------            ----------
Net decrease in cash and cash equivalents                                 (6,514)                 (261)
Cash and cash equivalents at beginning of period                           8,010                 1,470
                                                                      ----------            ----------
Cash and cash equivalents at end of period                                $1,496                $1,209
                                                                      ==========            ==========
Supplemental disclosure
     Cash paid for interest                                                 $451                $1,974
                                                                      ==========            ==========


          See accompanying notes to consolidated financial statements.

                               MAZEL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters and Nine Months Ended
                      October 25, 1997 & October 26, 1996

(1) Basis of Presentation

         Combined financial statements for the quarter and nine months ended October 26, 1996 are derived from the unaudited combined financial statements of Mazel Company L.P. and Odd Job Holdings, Inc., which were previously under common control and combined as of the date of the initial public offering (the "Offering") (see note 2). The financial statements for the quarter and nine months ended October 25, 1997 represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the combined and consolidated financial statements.

         In the opinion of management, the information herein includes all adjustments which are normal and recurring in nature, necessary to present fairly the results of the interim periods shown in accordance with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

         The unaudited interim consolidated financial statements have been prepared using the same accounting principles that were used in the preparation of the Company's annual report on Form 10-K for the year ended January 25, 1997 and should be read in conjunction with the consolidated financial statements and the notes thereto.

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

(5) New Accounting Pronouncements

         During 1997 the FASB issued SFAS No. 128, Earnings per Share, which changes the computation and presentation of earnings per share information and SFAS No. 129, Disclosure of Information about Capital Structure. Both statements, effective for financial statements issued for periods ending after December 15, 1997 and, accordingly, will be adopted by the Company in the fourth quarter of the current fiscal year. Adoption of these statements will not materially impact the current computation and presentation of earnings per share or financial statement disclosures.

         During 1997 the FASB also issued No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which are effective for fiscal years beginning after December 15, 1997. The impact upon adoption of these statements by the Company in fiscal 1998 will result in additional disclosures with regard to the Company's business segments.

(6) Investments in Joint Ventures

         On August 3, 1997 the Company commenced the operation of its joint venture (VCM, Ltd.) with Value City Department Stores. VCM, Ltd. operates the toy, sporting goods, and expanded health and beauty aid departments (including stationery, greeting cards, and small electronics) in the Value City stores. The Company made an initial investment of $9.6 million cash for its 50% ownership share in VCM, Ltd. The Company receives a quarterly management fee of 3% of joint venture sales and will participate in 50% of the profits or losses of the joint venture. The Company accounts for its 50% interest in VCM, Ltd. under the equity method.

                                     8 of 19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

         Mazel Stores, Inc. consists of two complementary operations: (i) a major regional closeout retail business; and (ii) one of the nation's largest closeout wholesale businesses.

         Mazel was founded as a wholesaler of closeout merchandise in 1975. In 1992, Mazel Company L.P. (a predecessor to the Company), a general partner of which was an affiliate of ZS Fund, a private investment firm, acquired substantially all of the assets of Mazel's wholesale and retail businesses. In December 1995, Odd Job Holdings, Inc., wholly-owned by another affiliate of ZS Fund, acquired Odd Job, which operated a chain of 12 retail stores in the New York metropolitan area, and acquired Peddlers Mart, which operated one store. In connection with a restructuring that occurred immediately prior to the Offering in November 1996, the Company acquired all of the assets of Mazel Company L.P. and the stock of Odd Job Holdings, Inc. The Company (including its predecessors) opened or acquired ten (10) stores in fiscal 1996; has opened nine stores in fiscal 1997 (two of which were opened during the third quarter, four of which were opened in the fourth quarter) and plans to open 13 to 15 stores in fiscal 1998 and 15 stores in fiscal 1999.

RESULTS OF OPERATIONS

         The results of operations set forth below describe: (i) the Company's retail operations; and (ii) its wholesale operations. Retail operations include the results of the Odd Job and Peddlers Mart operations. Wholesale operations include the results of Mazel Company L.P. for the third quarter and nine months 1996 and the results of the wholesale segment of Mazel Stores, Inc. for the third quarter and nine months 1997.

                                     9 of 19





RETAIL SEGMENT

                                     STATEMENT OF OPERATION DATA
                                           RETAIL SEGMENT
                                           (IN THOUSANDS)

                                             Quarters Ended               Three Quarters Ended
                                             --------------               --------------------

                                       Oct. 25,       Oct. 26,        Oct. 25,        Oct. 26,
                                         1997            1996           1997             1996
                                         ----            ----           ----             ----
Net sales                             $   26,088      $   19,785      $   70,350      $   54,824
Cost of sales                             16,061          12,017          42,658          33,385
                                      ----------      ----------      ----------      ----------
Gross profit                              10,027           7,768          27,692          21,439
SG&A expense                               9,819           7,258          25,836          19,851
                                      ----------      ----------      ----------      ----------
Operating profit-retail               $      208      $      510      $    1,856      $    1,588
                                      ==========      ==========      ==========      ==========


                                                        PERCENTAGE OF NET SALES
                                                        -----------------------

                                             Quarters Ended               Three Quarters Ended
                                             --------------               --------------------

                                       Oct. 25,       Oct. 26,        Oct. 25,        Oct. 26,
                                         1997           1996            1997            1996
                                         ----           ----            ----            ----



Net sales                                100.00%         100.00%         100.00%         100.00%
Cost of sales                             61.56%          60.74%          60.64%          60.89%
                                      ----------      ----------      ----------      ----------
Gross margin                              38.44%          39.26%          39.36%          39.11%
SG&A expense                              37.64%          36.68%          36.72%          36.21%
                                      ----------      ----------      ----------      ----------
Operating margin - retail                  0.80%           2.58%           2.64%           2.90%
                                      ==========      ==========      ==========      ==========



                                    10 of 19

Third Quarter 1997 versus Third Quarter 1996

        Net sales increased $6.3 million, or 31.9% to $26.1 million in third quarter 1997 from $19.8 million for third quarter 1996. Comparable store net sales, which are based on a small base of 13 stores, increased approximately $296,000, or 1.8% to $16.5 million in third quarter 1997 from $16.2 million in third quarter 1996. Overall sales increases reflect the addition of 11 stores opened or acquired since the beginning of third quarter 1996.

        Gross profit increased $2.3 million, or 29.1%, to $10.0 million in third quarter 1997, from $7.7 million in third quarter 1996. Gross margin decreased slightly to 38.4% in third quarter 1997, from 39.3% in third quarter 1996. The decrease was due in part to the increase in lower margin deals included in the quarter's deal mix. Due to the deal to deal nature of the business, the decrease in third quarter margin may not be indicative of future gross margin performance.

        Selling, general and administrative expenses increased $2.6 million, or 35.3%, to $9.8 million in third quarter 1997, from $7.2 million in third quarter 1996. Selling, general and administrative expenses, as a percentage of net sales, increased to 37.6% in third quarter 1997 from 36.7% in the third quarter 1996. The $2.6 million increase primarily resulted from $1.9 million of increased store level expenses, particularly occupancy expense related to the new stores. Pre opening expenses incurred in third quarter 1997 were $461,000 as compared to $272,000 in the third quarter 1996. In addition, warehouse and store delivery costs increased $369,000 due to costs associated with increased inventory levels and new store support costs. An expanded advertising program, including periodic circulars, resulted in an increase of approximately $313,000 in advertising costs.

        Operating profit decreased to $208,000 for third quarter 1997, from $510,000 for third quarter 1996. As a percentage of net sales, operating margin decreased to 0.8% from 2.6%. This decrease was primarily due to the factors described above.

                                    11 of 19

Nine Months Ended 1997 versus Nine Months Ended 1996

        Net sales increased $15.5 million, or 28.3% to $70.3 million in nine months ended 1997 from $54.8 million for nine months ended 1996. Comparable store net sales decreased approximately $177,000, or 0.4% to $48.2 million in nine months ended 1997 from $48.4 million in the comparable 1996 period. Overall sales increases reflect the addition of 15 stores opened or acquired since the beginning of fiscal year 1996. A stronger third quarter helped improve year to date comparable store sales results.

        Gross profit increased $6.3 million, or 29.2%, to $27.7 million in nine months ended 1997, from $21.4 million in nine months ended 1996. Gross margin increased to 39.4% in nine months ended 1997, from 39.1% in the comparable 1996 period. The year to date gross margin reflects the positive effect of vendor rebates and large purchases made late in the first quarter.

        Selling, general and administrative expenses increased $6.0 million, or 30.1%, to $25.8 million in nine months ended 1997, from $19.8 million in nine months ended 1996. Selling, general and administrative expenses, as a percentage of net sales, increased to 36.7% in the nine months ended 1997 from 36.2% in the comparable 1996 period. The $6.0 million increase primarily resulted from $4.5 million of increased store level expenses, particularly occupancy expense related to the new stores and new store pre opening expenses. In addition, warehouse and store delivery costs increased $829,000 due to costs associated with increased inventory levels and new store support costs. An expanded advertising program, including periodic circulars, resulted in an increase of approximately $665,000 in advertising costs.

        Operating profit increased to $1.9 million for nine months ended 1997 from $1.6 million for nine months ended 1996. As a percentage of net sales, operating profit decreased to 2.6% from 2.9%. This decrease was primarily due to the factors described above.

                                    12 of 19




WHOLESALE SEGMENT

                                                    STATEMENT OF OPERATION DATA
                                                         WHOLESALE SEGMENT
                                                          (IN THOUSANDS)

                                                                   Quarters Ended                 Nine Months Ended
                                                                   --------------                 -----------------

                                                            Oct.  25,       Oct.  26,         Oct.  25,         Oct.  26,
                                                               1997           1996               1997              1996
                                                               ----           ----               ----              ----

Net sales                                                    $22,731         $24,602           $70,650           $74,728
Cost of sales                                                 15,416          17,652            49,996            54,798
                                                              ------          ------            ------            ------
Gross profit                                                   7,315           6,950            20,654            19,930
SG&A expense                                                   3,217           3,022             9,950             8,713
                                                               -----           -----             -----            ------
Operating profit-wholesale                                   $ 4,098         $ 3,928           $10,704           $11,217
                                                             =======         =======           =======           =======

Corporate expenses (1)                                       $    61         $ 1,282           $ 2,053          $  3,820
                                                             =======         =======           =======          ========


(1) Corporate expenses consist of shared administrative costs between retail and wholesale.

                                                                                PERCENTAGE OF NET SALES
                                                                                -----------------------

                                                                   Quarters Ended                 Nine Months Ended
                                                                   --------------                 -----------------

                                                            Oct.  25,       Oct.  26,         Oct.  25,         Oct.  26,
                                                               1997           1996               1997              1996
                                                               ----           ----               ----              ----

Net sales                                                    100.00%          100.00%         100.00%         100.00%
Cost of sales                                                 67.82%           71.75%          70.77%          73.33%
                                                            --------         --------        --------        --------
Gross margin                                                  32.18%           28.25%          29.23%          26.67%
SG & A expense                                                14.15%           12.28%          14.08%          11.66%
                                                            --------         --------        --------        --------
Operating margin-wholesale                                    18.03%           15.97%          15.15%          15.01%
                                                            ========         ========        ========        ========
Corporate expenses                                             0.12%            2.89%           1.46%           2.95%
                                                           =========        =========       =========       =========





                                    13 of 19

Third Quarter 1997 versus Third Quarter 1996

        Net sales decreased $1.9 million or 7.6%, to $22.7 million in third quarter 1997, from $24.6 million in third quarter 1996. The decrease is partially reflective of higher sales to affiliates including the Company's retail division and VCM, Ltd. (the Company's joint venture with Value City Department Stores). Were sales to affiliates included in net sales figures, the quarterly net sales would have shown a slight increase.

        Gross profit increased $365,000 or 5.3%, to $7.3 million in third quarter 1997, from $7.0 million in third quarter 1996. Gross margin increased to 32.2% in third quarter 1997 from 28.3% in third quarter 1996. The increase in gross profit and gross margin was due in part to the Company's ability to buy and sell higher margin product. In addition, as sales to affiliates increase, the handling markup associated with these sales has a positive impact on the gross margin percentage.

        Selling, general and administrative expenses increased $195,000 or 6.5%, to $3.2 million in third quarter 1997, from $3.0 million in third quarter 1996. As a percentage of net sales, selling, general and administrative expenses increased to 14.2% in third quarter 1997, from 12.3% in third quarter 1996. Warehouse expenses accounted for an increase of $358,000 in the third quarter of 1997, due mainly to increases in repack labor and supplies. This increase was partially offset by a decline in the purchasing and administrative expenses for the quarter.

        Wholesale operating profit increased to $4.1 million in third quarter 1997, from $3.9 million in third quarter 1996. As a percentage of net sales, operating margin increased to 18.0% in the third quarter 1997 from 16.0% in the comparable 1996 quarter, due to the factors described above.

Nine Months Ended 1997 versus Nine Months Ended 1996

        Net sales decreased $4.1 million or 5.5%, to $70.6 million in nine months ended 1997 from $74.7 million in the comparable 1996 period. Increases in sales to affiliates, eliminated in consolidation, were largely responsible for the decline.

        Gross profit increased $724,000 or 3.6%, to $20.7 million in the nine months ended 1997 from $19.9 million in the comparable 1996 period. Gross margin increased to 29.2% in nine months ended 1997 from 26.7% in nine months ended 1996. The increase in gross profit and gross margin was due in part to the Company's ability to buy and sell higher margin product. In addition, as sales to affiliates increase, the handling markup associated with these sales has a positive impact on the gross margin percentage.

                                    14 of 19

        Selling, general and administrative expenses increased $1.2 million or 14.2%, to $9.9 million in the nine months ended 1997, from $8.7 million in the nine months ended 1996. As a percentage of net sales, selling, general and administrative expenses increased to 14.1% in the nine months ended 1997, from 11.7% in the nine months ended 1996. Warehousing expense accounted for more than half of the increase, as increased repack labor and supplies were required. Other variable expenses such as sales commissions, travel and start up expenses associated with a new promotional line of products accounted for the remainder of the increase.

        Wholesale operating profit decreased to $10.7 million in the nine months ended 1997, from $11.2 million in the nine months ended 1996. As a percentage of net sales, operating margin increased to 15.2% in the nine months ended 1997 from 15.0% in the comparable 1996 quarter due to the factors described above.

CORPORATE EXPENSES

Third Quarter 1997 versus Third Quarter 1996

        Corporate expenses consist of the cost of senior management and shared administrative resources which are utilized by both segments of the business. Corporate expenses decreased $1.2 million or 95.2% to $61,000 during third quarter 1997 from $1.3 million for third quarter 1996. Corporate expenses decreased as a percentage of total Company's sales to 0.1% in 1997 from 2.9% in 1996. The decrease in corporate expenses was due primarily to salary reductions taken by key executives as part of the Company's offering, compensation accrual adjustments and the inclusion of $638,000 of management fees received by the Company from VCM, Ltd.

Nine Months Ended 1997 versus Nine Months Ended 1996

         Corporate expenses consist of the cost of senior management and shared administrative resources which are utilized by both segments of the business. Corporate expenses decreased $1.7 million or 46.3% to $2.1 million during the nine months ended 1997 from $3.8 million for the nine months ended 1996. Corporate expenses decreased as a percentage of total Company's sales to 1.5% in 1997 from 2.9% in 1996. The decrease in corporate expenses was due primarily to salary reductions taken by key executives as part of the Company offering, compensation accrual adjustments and management fees received by the Company from VCM, Ltd., offset partially by increases in legal and professional expenses.

OTHER EXPENSES

         Loss from the VCM, Ltd. joint venture totaled $1.1 million for the three and nine months ended October 25, 1997. The joint venture began operations in August of 1997.

                                    15 of 19

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary requirements for capital consist of purchases of inventory, expenditures related to new store openings and the working capital requirements for new and existing stores. The Company takes advantage of closeout and other special situation purchasing opportunities which frequently result in large volume purchases, and, as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases. The Company maintains a high level of committed credit, so that it can take immediate advantage of special situation purchasing opportunities. Having such credit availability provides the Company with an advantage measured against many of its competitors.

        In the fourth quarter of 1996 the Company completed an initial public offering of 2,960,100 shares of Common Stock, no par value, at $16 per share. The Offering generated net proceeds of approximately $43.0 million, after deducting underwriting fees and Offering expenses. The net proceeds were used to repay $33.4 million of indebtedness to a senior institutional lender and $4.0 million of Partners' notes, to fund approximately $2.9 million in tax loans to certain executives and former shareholders of the Company, $900,000 in compensation buyouts to certain executives and the remaining $1.9 million was used for general corporate purposes. A portion of the tax loans to certain executive officers were repaid in the third quarter of the current fiscal year from the proceeds of sale of the company's common stock by such individuals, including the repurchase of 21,811 shares directly by the Company at market value.

        As a result of the Offering, in December 1996, the Company entered into a new $40 million credit facility. Loans under the new facility are secured by liens only on the Company's receivables and warehouse inventories. The facility has a maturity date of April 30, 1999. Borrowings under the new facility bear interest, at the Company's option, at either LIBOR plus 200 basis points or prime less 50 basis points. The credit facility contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments. At October 25, 1997 the Company's availability on the credit facility was $13.4 million.

        For the first nine months of 1997, cash used by consolidated operating activities was $17.6 million as compared to cash used in the first nine months of 1996 of $5.7 million. Increases in inventory and trade receivables partially offset by decreases in trade payables accounted for the majority of cash used in the first nine months of 1997. In the first nine months of 1996, increased inventory and trade receivable levels and decreased trade payables accounted for the majority of cash used in operations. Cash used in investing activities increased to $11.9 million in the first nine months of 1997 from $2.2 million in the first nine months of 1996. Cash used in investing activities in the first nine months of 1997 was comprised of two major components, capital asset acquisitions and the investment in VCM Ltd. Equipment and racking for the expansion of the wholesale distribution facility, the remodeling of the Company's New York showroom, the opening of new retail stores and retail software development accounted for the majority of these capital expenditures. Cash provided by financing activities increased to $22.9 million in the first nine months of 1997 from $7.6 million in the first nine months of 1996. The financing provided in the first nine months of 1997 was from borrowings on the Company's line of credit. In the first nine months of 1996 financing was provided by equity contributions and borrowings on the Company's line of credit, partially offset by partner withdrawals.

                                    16 of 19

INFLATION

        During the nine months ended October 25, 1997, lease expense, salaries and wages have increased modestly. The increases have not had a significant effect on the Company's results of operations because the impact of rising costs have been offset by price increases. As a result, inflation has not had nor is it expected to have a significant impact on the Company's operations.

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

FORWARD-LOOKING INFORMATION

        Forward looking statements in this document are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof.

        Any impact of the proposed Consolidated Stores/MacFrugals merger on sales by the Company's wholesale division cannot be determined at this time. Additional risks and uncertainties include, but are not limited to, the successful implementation of the Company's retail expansion plans and the timing of new store openings, the ability to purchase quality closeout merchandise at prices that allow the Company to maintain or exceed expected margins on sales, the effect on comparable store sales of the small platform of stores, the disproportionate impact caused by individual buying transactions, growth into new geographic areas, availability of appropriate retail locations, any unanticipated problems at the Company's distribution facilities or in transportation of merchandise, in general, the operating and financial result of the Value City joint venture and general economic conditions. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

                                    17 of 19

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

                                                  MAZEL STORES, INC.
                                                  (Registrant)


_______________                                   ______________________________
Date                                              Reuven Dessler
                                                  Chief Executive Officer




_______________                                   ______________________________
Date                                              Sue Atkinson
                                                  Senior Vice President
                                                  Chief Financial Officer and
                                                  Treasurer





                                    19 of 19