Form 10-K
period 1998-01-31
MAZEL STORES INC
filed 1998-05-01
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:   January 31, 1998
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597
                               MAZEL STORES, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

             Ohio                                             34-1830097
-------------------------------                                ----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

                                31000 Aurora Road
                                Solon, Ohio 44139
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  440-248-5200
                                -----------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                   Name of each exchange on which registered
-------------------                                   -----------------------------------------
        None                                                       Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No par Value
                           --------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            [X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $64,785,000 at April 1, 1998. The number of common shares outstanding at April 1, 1998 was 9,148,289.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be mailed to stockholders in connection with the registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13.

                                TABLE OF CONTENTS


                                                      PART I

                                                                                                   Page
Item 1.  Business                                                                                    4
Item 2.  Properties                                                                                 11
Item 3.  Legal Proceedings                                                                          11
Item 4.  Submission of Matters to a Vote of Security Holders                                        12

                                                      PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
                    Matters                                                                         14
Item 6.  Selected Financial Data                                                                    15
Item 7.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                           17
Item 8.  Financial Statements and Supplementary Data                                                25
Item 9.  Changes and Disagreements with Accountants on Accounting and
                    Financial Disclosures                                                           25

                                                     PART III

Item 10. Directors and Executive Officers of the Company                                            25
Item 11. Executive Compensation                                                                     25
Item 12. Security Ownership of Certain Beneficial Owners and Management                             25
Item 13. Certain Relationships and Related Transactions                                             25

                                                      PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           26

                                     PART I

ITEM 1. BUSINESS

GENERAL

         The Company consists of two complementary operations: (i) a major regional closeout retail business; and (ii) the nation's largest closeout wholesale business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer. At January 31, 1998 (1997 fiscal year-end), the Company operated a chain of 32 closeout retail stores, including 17 in New York (six of which are in Manhattan), 13 in New Jersey and one each in Pennsylvania and Connecticut. The Company had fiscal 1997 sales of $208.3 million, including retail sales of $113.2 million and wholesale sales (excluding intercompany sales between the Company's Odd Job retail business and the Company's wholesale operation) of $95.1 million.

         The Company was founded in 1975 as a wholesaler of closeout merchandise. Management's business strategy has expanded from a primary focus on wholesale operations to an emphasis on growth of its Odd Job stores, the initial 12 of which were acquired in 1995 (the "Odd Job Acquisition"). The Company's goal is to establish itself as the leading closeout retailer in its Northeast and Mid-Atlantic markets.

         The Company believes that the combination of its wholesale operations and the Odd Job retail operations have resulted in significant synergies that have enabled the Company to expand its retail operations and increase sales and net income of both the wholesale and retail operations.

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

RETAIL OPERATIONS

         General. The Company's chain of 32 retail stores operating under the "Odd Job" name are located in New York (17, including six in Manhattan), New Jersey (13), Connecticut (1) and Pennsylvania (1). Odd Job opened its first store in 1974. The retail stores generated sales in fiscal 1997 of $113.2 million.

         Expansion Plans. The Company plans to expand upon stores currently operating by opening new stores in the Northeast and Mid-Atlantic markets, which are serviceable from the Company's Englewood, New Jersey warehouse and distribution facility and other storage facilities used on an as needed basis. Stores may be opened in other geographic areas if favorable conditions exist. The Company anticipates opening or acquiring approximately 30 new stores through the end of fiscal 1999. In addition, the Company may add stores through the acquisition of other closeout businesses if favorable opportunities are presented.

         In choosing specific sites for expansion, the Company considers numerous factors including demographics, traffic patterns, location of competitors and overall retail activity. The Company's standards for evaluating these factors are flexible and are based on the nature of the market. The Company will seek to expand in both suburban and urban markets. Due to its broader selection of closeout merchandise than other closeout retailers, the Company seeks areas with a concentration of middle and upper middle-class households for its suburban store locations.

         Merchandising and Marketing. The Company believes that its customers are attracted to its stores principally because of the availability of a large assortment of quality consumer items, which are frequently brand-name, at attractive prices. The Company offers certain general categories of merchandise on a continual basis, although specific lines, products and manufacturers change frequently. Inventories depend primarily on the types of merchandise which the Company is able to acquire at any given time. The Company believes that this changing variety of merchandise from one day to the next results in customers shopping at the stores more frequently than they might otherwise. The Company refers to such frequent shoppers as "treasure hunters" due to their regular visits to the Odd Job stores in an effort to seek out bargains. Historically, the Company's stores have offered substantial savings on merchandise categories, including housewares, stationery, books, party supplies, health and beauty aids, food, toys, hardware, giftware, electronics and garden supplies. Brands carried by the Company's stores may include, at any given time, Black and Decker, Enesco, Hershey, Keebler, Mars,

Mattel, Mikasa, Rubbermaid and Sony.

         Following the Odd Job Acquisition, the Company has developed and implemented a new merchandising approach. As a result of the purchasing expertise and vendor contacts of executive officers and senior purchasing staff, the Company has increased the number of brand-name products that it offers, particularly toys, books, greeting cards, health and beauty aids, party supplies and food. In addition, the Company has increased the breadth and quality of its seasonal merchandise and has sought to promote these items through in-store displays designed around specific holidays.

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

         Management believes the presentation of its merchandise is critical to communicating value and quality to its customers. The Company uses a variety of adaptable merchandising fixtures and displays, including mobile racks that allow flexibility in the presentation of a merchandise mix which changes daily. Some merchandise is displayed in its initial packaging, stacked floor-to-ceiling. A message board appears in every store, indicating both new arrivals and coming merchandise, in an effort to appeal to the "treasure hunters." The Company relies on attractive exterior signage and in-store merchandising as its primary form of advertising. The Company's advertising program, particularly for the suburban locations, uses mailers and in- paper circulars, on a periodic basis, to promote up to 40 value-oriented, easily recognizable items. As a result of its merchandise mix, visual merchandising methods and high-traffic store locations, the retail operation average inventory turn rate is approximately four times per year, which the Company believes is greater than the average for other major closeout retailers.

         Purchasing. The Company believes that the primary factor contributing to the success of its business is its ability to locate and take advantage of opportunities to purchase large quantities of quality brand-name merchandise at prices which allow the Company to resell the merchandise at prices that are substantially below traditional retail prices. Its retail operations maintain a buying staff in Columbus, Ohio and New York City. The retail purchasing staff works closely with the wholesale operation to identify the most attractive closeout purchasing opportunities available. Synergies created through the combined buying power and expertise of the retail and wholesale purchasing staffs enable the Company to identify and purchase large quantities of quality, brand-name closeout merchandise and then sell the merchandise through its retail stores, its wholesale distribution channels or both. The Company believes the combined wholesale and retail operations enable the retail buying staff to broaden the scope and the quantities of quality merchandise that it purchases and offer better value to its customers. For example, the Odd Job stores, prior to their acquisition, purchased seasonal items through importers or other middlemen. Such items are now purchased primarily from manufacturers, at substantial savings. The Company's retail buyers purchase merchandise from more than 1,300 suppliers throughout the world.

         Store Operations. Each store is staffed with section managers who have primary responsibility for helping customers and monitoring sales floor inventory in several merchandise categories. Section managers continually replenish the shelves, communicate information as to fast-selling items to store managers and identify slow-moving products for clearance. Each store has between six and 14 check-out stations and provides sales personnel for customer assistance. Sales are primarily for cash, although personal checks and bank credit cards are accepted. The Company's Manhattan stores offer free daily storage, which enables customers to pick up items purchased during the day on their way home from work. The Odd Job stores have seven day-a- week operations and have extended weekend hours. The Company has created an infrastructure consisting of Regional Vice Presidents responsible for the operations of approximately 15 stores, reporting directly to the Senior Vice President-Retail Operations.

         Store Locations. The Company's 26 suburban stores are located in strip shopping centers. The six Manhattan stores are located in high-traffic urban corridors (e.g. near Grand Central Station, Rockefeller Center, Port Authority and Wall Street) which provide access to large numbers of commuters. As a result, the Manhattan stores generate higher sales volumes during the work week. The Company's suburban stores are generally near a major highway or thoroughfare, making them easily accessible to customers. The suburban stores generate higher sales volumes during the weekends. The Company attempts to tailor its merchandising and marketing strategies to respond to the differences in its urban and suburban stores. The Company's stores range in size from 6,500 to 25,000 square feet. On average, approximately 60% of the area of each store represents selling space. All of the stores are located in leased facilities.

         In selecting its new store locations, the Company seeks suitable existing structures which it can refurbish in a manner consistent with its merchandising concept. This strategy, which requires minimal leasehold improvements by the Company, enables the Company to open stores in new locations generally within six to twelve weeks following execution of a lease.

         Warehousing and Distribution. Merchandise is distributed to the retail stores from the Company's 253,000 square foot Englewood, New Jersey warehouse and distribution facility. The Company believes the Englewood facility has the capacity to support the warehousing and distribution needs of approximately 60 stores. The Company is actively searching for a larger facility that will enable warehousing and distribution requirements beyond 60 stores. The Company also utilizes public warehouse space to store inventory on an as needed basis.

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

         Distribution to the stores is controlled by the Company's buyers and senior management. The Company's merchandise is distributed based on variables such as store volume and certain demographic and physical characteristics of each store. Each store has monthly budgeted inventory levels based on its projected sales and available storage. Stores receive shipments of merchandise several times per week based on budgeted inventory requirements and direct communications between store managers and the Company's buyers and senior management.

WHOLESALE OPERATIONS

         General. The Company is the nation's largest wholesaler of closeout merchandise, with fiscal 1997 sales of $95.1 million, excluding intercompany sales to Odd Job. The Company's wholesale operations purchase and resell many of the same lines of merchandise sold through the Company's retail operations. The wholesale operations acquire closeout merchandise at prices substantially below traditional wholesale prices and sell such merchandise through a variety of channels. In general, the Company does not have long-term or exclusive arrangements with any manufacturer or supplier for the wholesale distribution of specified products. Rather, the Company's wholesale inventory, like its retail inventory, consists primarily of merchandise obtained through specific purchase opportunities.

         Purchasing. The Company's wholesale buyers purchase merchandise from more than 1,000 suppliers throughout the world and continually seek opportunities created by manufacturers and other closeout circumstances such as packaging changes, the overstock inventory of wholesalers and retailers, buybacks, receiverships, bankruptcies and financially distressed businesses, as well as other sources. The Company's experience and expertise in buying merchandise from such suppliers has enabled it to develop relationships with many manufacturers and wholesalers who offer some or all of their closeout merchandise to the Company prior to attempting to dispose of it through other channels. By selling their inventories to the Company, suppliers can reduce warehouse expenses and avoid the sale of products at concessionary prices through their normal distribution channels. In addition to closeout merchandise purchased from suppliers, approximately 27% of the Company's wholesale purchases for fiscal 1996 and fiscal 1997 consisted of selected items manufactured to the Company's specifications by domestic and foreign suppliers.

         The Company's primary sources of merchandise are manufacturers, barter agents, distributors and retailers. The Company accommodates the needs of its vendors by (i) making rapid purchasing decisions; (ii) taking immediate delivery of larger quantities of closeout merchandise than many of its competitors; (iii) purchasing the entire product assortment offered by a particular vendor; (iv) minimizing disruption to the supplier's ordinary distribution channels; and (v) making prompt and reliable payments. The Company believes that its flexibility and expertise has established the Company as a preferred customer of many key sources of closeout merchandise. In many cases, the Company has developed valuable sources from which it obtains certain lines of merchandise on a continuing basis.

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

         Sales and Marketing. The Company maintains a direct sales force of 12 persons in its wholesale operations and also sells its merchandise through 9 independent representatives. In addition to a showroom at its Solon, Ohio facility, the Company maintains showrooms in New York City, Columbus, Chicago, Boston and Philadelphia. The Company sells to over 2,200 wholesale customers, which include a wide range of major regional and national retailers as well as smaller retailers and other wholesalers and distributors. Sales to the Company's single largest wholesale customer accounted for approximately 14.9% of total sales in fiscal 1997 and 20.0% of total sales in fiscal 1996. No other customer accounted for more than 10% of total sales in either period.

         Warehousing and Distribution. The Company conducts its wholesale operations primarily from a 740,000 square foot leased warehouse and distribution facility in Solon, Ohio. In addition, the Company leases space at public warehouses on an as needed basis. Generally, the Company does not have a prospective customer prior to purchasing merchandise, although in some cases a customer willing to purchase part or all of the goods will be found immediately prior to, or soon after, a purchase. In the latter case, the Company attempts, whenever possible, to drop ship the goods directly to the customer from the point of purchase. In other cases, the Company ships the merchandise to its warehouse and distribution facility via back haulers and common carriers. For fiscal 1997, approximately 65.0% of the Company's wholesale sales were of merchandise shipped through its warehouse and distribution facility, with the remainder drop shipped directly to customers.

VALUE CITY JOINT VENTURE

         On August 3, 1997, the Company commenced operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores. VCM operates the toy, sporting goods, and expanded health and beauty care departments in the Value City department store chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's investment in VCM was $9,637,000. In addition to its 50 percent share of VCM net profit or loss, the Company receives a management fee equal to three percent of sales.

MANAGEMENT INFORMATION SYSTEMS

         The Company's wholesale operations are currently supported by an IBM AS400-based computer system, which has been upgraded to support the Company's combined retail and wholesale operations. The system utilizes proprietary software which allows the Company to monitor and integrate its distribution, order entry, showroom, product management, purchasing, inventory control, shipping and accounting systems. The Company is exploring the use of radio frequency equipment in its warehouse and showrooms.

         The Company is in the process of installing an IBM AS400-based software package for use in its retail operations. The Company intends to install a point-of-sale (POS) system to fully capture store transactions and provide updated data to its purchasing staff and other corporate personnel, and for transfer into the Company's accounting, merchandising and distribution systems. The Company spent $900,000 in fiscal 1997 and estimates that it will spend approximately $1.1 million in fiscal 1998 in implementing its retail management information systems. The addition of POS scanning in a core of its retail stores is scheduled to be completed in fiscal 1998 with the balance to be completed in fiscal 1999.

COMPETITION

         In its retail operations, the Company competes with other closeout retailers, discount stores, deep discount drugstore chains, supermarkets and other value-oriented specialty retailers. In its wholesale operations, the Company competes with numerous national and regional wholesalers, retailers, jobbers, dealers and others which sell many of the items sold by the Company. Certain of these competitors have substantially greater financial resources and wider distribution capabilities than those of the Company, and competition is often intense. Competition is based primarily on product selection and availability, price and customer service. The Company believes that by virtue of its ability to make purchases of closeout, bulk and surplus items, its prices compare favorably with those of its competitors.

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

EMPLOYEES

         At January 31, 1998, the Company had 1,181 employees, including 961 in direct retail operations, 110 in direct wholesale operations and 110 in general management and administrative positions. The Company considers its relationship with its employees to be good. Approximately 68 of the Company's Solon, Ohio hourly warehouse employees are subject to a five year collective bargaining agreement expiring December 31, 1999. The warehouse employees in Englewood, N.J., approximately 75 individuals, are subject to a 42 month collective bargaining agreement expiring January 28, 2001. The Company is not a party to any other labor agreements.

ITEM 2. PROPERTIES

         The Company leases its offices, warehouse and distribution facility in Solon, Ohio from a corporation in which certain of the Company's shareholders are minority owners. The Company currently occupies approximately 740,000 square feet at such facility, of which approximately 22,000 square feet is used as office and showroom space and the remainder of which is used as warehouse space for the Company's wholesale operations. The lease for the facility, as amended, expires December 31, 2008. The Company leases its 253,000 square foot warehouse and distribution facility in Englewood, New Jersey. The lease for the facility, as amended, expires October 31, 2001. With the planned expansion of the retail operations, the Company has initiated a search for a larger warehouse and distribution facility. In addition, the Company leases space at several public warehouses depending on its needs at a particular point in time. The Company believes that, once established in the larger retail warehouse and distribution facility, the facilities described above will be generally adequate for its retail and wholesale operational requirements.

         The Company leases its offices and showrooms in Columbus, Ohio, Chicago and New York City. The Columbus lease renews on a month to month basis, the Chicago lease expires on October 21, 2002 and the New York City lease expires on December 31, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4a. DIRECTORS AND EXECUTIVE OFFICERS

         The executive officers and directors of the Company and their ages as of May 1, 1998 are as follows:

       NAME                                 AGE         POSITION
       ----                                 ---         --------

Reuven D. Dessler                           50       Chairman of the Board and Chief
                                                       Executive Officer
Brady Churches                              39       President, Director
Jacob Koval                                 50       Executive Vice President-Wholesale,
                                                       Director
Jerry Sommers                               47       Executive Vice President-Retail,
                                                       Director
Susan Atkinson                              47       Senior Vice President - Chief Financial
                                                       Officer and Treasurer
Charles Bilezikian                          61       Director
Phillip Cohen                               79       Director
Robert Horne                                39       Director
Ned L. Sherwood                             48       Director
Marc H. Morgenstern                         48       Secretary

         Reuven Dessler is Chairman of the Board and Chief Executive Officer of the Company since November 1996. Mr. Dessler co-founded the Company in 1975 and served as its President until November 1996.

         Brady Churches has served as the Company's President and a Director since November 1996 and served as President - Retail from August 1995 until such date. From 1978 until April 1995, Mr. Churches held various senior management positions at Consolidated Stores, including President from August 1993 until April 1995. Mr. Churches is currently a member of the Board of Directors of Sun Television & Appliance, Inc.

         Jacob Koval is Executive Vice President - Wholesale and a Director of the Company. Mr. Koval co-founded the Company in 1975.

         Jerry Sommers has served as Executive Vice President - Retail of the Company since November 1995, and as a Director since November 1996. From 1984 through April 1995, Mr. Sommers held various senior management positions with Consolidated Stores, including Executive Vice President from August 1993 until April 1995.

         Susan Atkinson has served as Senior Vice President-Chief Financial Officer and Treasurer of the Company since January 1993. From August 1988 through December, 1992, she was employed by Harris Wholesale Company, a pharmaceutical wholesaler, serving as Chief Financial Officer and Vice President Finance/Administration from January 1991 until December 1992.

         Charles Bilezikian, has been the President of Christmas Tree Shops, Inc., a specialty New England retailer, since its formation in 1971.

         Phillip Cohen, is a Vice President of P-C Sales, Inc., a wholesaler and importer of closeout and other merchandise. From 1947 to his retirement in 1989, Mr. Cohen was Chairman and CEO of Wisconsin Toy and Novelty, Inc., a Midwest distributor of closeout toy and novelty items.

         Robert Horne has served as a Director of the Company since November 1996. Mr. Horne has been a principal of ZS Fund L.P., a Company engaged in making private investments, for over five years. Prior to joining ZS Fund L.P., Mr. Horne was employed by Salomon Brothers, Inc. as a Vice President in its Mergers and Acquisitions Group.

         Ned L. Sherwood has served as a Director of the Company since November 1996. Mr. Sherwood has been a principal and President of ZS Fund L.P. for more than five years. Mr. Sherwood is currently a member of the Boards of Directors of Sun Television & Appliance, Inc., Kaye Group, Inc. and Market Facts, Inc.

         Marc H. Morgenstern has served as Secretary of the Company since November 1996. He has been a principal in the Cleveland, Ohio law firm of Kahn, Kleinman, Yanowitz & Arnson Co., L.P.A. serving as President of the firm and Chairman of its Executive Committee, for more than five years.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq Stock Market(sm) under the symbol "MAZL". The following table shows the quarterly high and low closing sale prices of the Common Stock since the Company began trading publicly on November 21, 1996, at an initial public offering price of $16.00 per share.


                                        Fiscal Year 1997                Fiscal Year 1996
                                      --------------------            --------------------
            Fiscal Quarter            High             Low            High             Low
            --------------            ----             ---            ----             ---
              First Quarter           28.250          12.625               -               -
              Second Quarter          20.250          11.750               -               -
              Third Quarter           25.250          19.000               -               -
              Fourth Quarter          19.250          12.500          25.125          19.000

         As of May 1, 1998, the Company believes that there were 1,500 beneficial owners of the Company's Common Stock.

Dividend Policy

         The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its future earnings, to finance the expansion of its business and for general corporate purpose and currently does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant. In addition, the Company's credit facility prohibits declaring or paying any dividends without the prior written consent of the Lender.

ITEM 6. SELECTED FINANCIAL DATA

         The selected historical financial data of the Company presented under the captions Statement of Operations Data and Balance Sheet Data as of January 31, 1994, 1995 and 1996 (fiscal years 1993, 1994 and 1995, respectively) have been derived from the financial statements of Mazel Company L.P. ("Partnership"), which during 1996 was restructured as the Company. The financial statements of the Partnership include the operations of the Peddlers Mart retail store from December 9, 1994 and the Odd Job operations from December 7, 1995. The selected historical financial data presented under the captions Statement of Operations Data and Balance Sheet Data for the fiscal years ended January 25, 1997 and January 31, 1998 (fiscal years 1996 and 1997, respectively) were derived from the financial statements of the Company. Such financial statements of the Partnership and the Company were audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected data referred to above and the pro forma as adjusted data should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing. The pro forma as adjusted data and the information shown in the table are unaudited.

                                                                                     FISCAL YEAR
                                    -----------------------------------------------------------------------------------------------
                                                                                                        PRO FORMA,
                                                                                                        AS ADJUSTED
                                        1993             1994            1995            1996             1996 (1)          1997
                                    -----------      -----------     -----------     -----------       -----------      -----------


STATEMENT OF OPERATIONS DATA
(DOLLARS IN THOUSANDS, EXCEPT
PER SHARE DATA):
Net sales                           $    74,954      $    76,254     $    98,106     $   179,877       $   179,877      $   208,326
Cost of sales                            54,201           55,183          70,208         121,382           121,382          136,446
                                    -----------      -----------     -----------     -----------       -----------      -----------
Gross profit                             20,753           21,071          27,898          58,495            58,495           71,880
SG & A expense                           15,094           15,317          20,753          45,802            44,567           55,839
Special charges                           1,285                -           2,203           4,243                 -                -
                                    -----------      -----------     -----------     -----------       -----------      -----------
Operating profit                          4,374            5,754           4,942           8,450            13,928           16,041
Interest expense (income)                 1,130              894           1,265           2,254              (205)             943
Other expense (income)                       43              (26)            559             (34)              (34)             662
                                    -----------      -----------     -----------     -----------       -----------      -----------

Income before
   income taxes                           3,201            4,886           3,118           6,230            14,168           14,436
Income taxes expense
   (benefit)                                 21               71              19          (1,987)            5,667            5,919
Extraordinary loss                         (455)               -               -               -                 -                -
                                    -----------      -----------     -----------     -----------       -----------      -----------

Net income                          $     2,725      $     4,815     $     3,099     $     8,217       $     8,501      $     8,517
                                    ===========      ===========     ===========     ===========       ===========      ===========

Net income per share (basic)                                                                           $      0.93      $      0.93
Net income per share (diluted)                                                                         $      0.91      $      0.92
Shares outstanding (basic)                                                                               9,170,100        9,162,100
Shares outstanding (diluted)                                                                             9,386,000        9,265,400



BALANCE SHEET DATA (In Thousands):
Working capital                     $    18,373      $    17,439     $    26,193     $    44,473       $    44,473      $    55,862
Total assets                             28,450           31,129          56,634          86,361            86,644          113,884
Long term debt                           12,303           10,649          27,382              70                70           19,781
Total liabilities                        18,997           19,567          43,764          21,599            21,599           41,045
Stockholders' equity and
   partners' capital                      9,453           11,562          12,870          64,762            65,045           72,839

SELECTED RETAIL OPERATIONS DATA:
Number of stores                             11               12              13              23                                  32
Total square footage                    153,718          164,386         188,361         336,905                             466,716
Total store sales growth                    5.4%            12.8%            6.3%           40.2%                              34.4%
Comparable store net sales                 -2.6%             7.9%           -4.4%           15.8%                               1.8%
Avg.  net sales per gross sq. ft    $       326      $       344     $       319     $       354                        $        294

(1)      Pro forma as adjusted data gives effect to the Company's initial public offering as of the beginning of all period presented, and includes the combination of: (i) the Mazel wholesale operations; (ii) the Odd Job retail operations;
         and (iii) the Peddlers Mart retail store, as if the combination of entities had occurred at the beginning of all periods presented. Pro forma as adjusted data exclude certain non-recurring charges, and give effect to the use of proceeds resulting from the Company's 2,960,100 share initial public offering, as well as certain adjustments to compensation expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      OVERVIEW

      The Company consists of two complementary operations: (i) a major regional closeout retail business; and (ii) the nation's largest closeout wholesale business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer.

      The Company was founded in 1975 as a wholesaler of closeout merchandise. In fiscal 1996, the Company purchased the established Odd Job retail business, consisting of 12 retail stores and a warehouse and distribution facility, from an affiliate of ZS Fund L.P., a shareholder of the Company. At the end of fiscal 1997, the Company operated 32 closeout retail stores, including 17 in New York (six of which are in Manhattan), 13 in New Jersey, and one each in Pennsylvania and Connecticut.

      Management's business strategy has expanded from a primary focus on whole sale operations to an emphasis on growth of its Odd Job retail business. The execution of this strategy coupled with the fiscal 1997 investment in VCM, Ltd. has transformed the Company into a "retailer", with quarterly sales and earnings patterns similar to other retail operations. The Company's Odd Job expansion plan is to open 13-15 stores in fiscal 1998 and 15 stores in fiscal 1999.


      MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

      The results of operations set forth below describe the Company's retail and wholesale segments and the Company's combined corporate structure. Although the presentation of the retail operations prior to the Odd Job acquisition is not required, the Company believes that such presentation will assist the reader in a better understanding of the business.

                  (Dollars in thousands, except per share data)

                                                                                                      (Predecessor and
                                                                                                          Successor*)
                                                   Fiscal 1997                 Fiscal 1996                Fiscal 1995
                                            ------------------------    -----------------------    -----------------------

                                                          Percent of                 Percent of                 Percent of
                                              Amount       Net Sales    Amount       Net Sales     Amount        Net Sales
                                              ------      ---------     ------       ---------     ------        ---------
Net sales
   Retail                                   $113,205        54.34%      84,202         46.81%      60,064
   Wholesale                                  95,121        45.66%      95,675         53.19%      73,817
                                              ------        -----       ------         -----
                                             208,326       100.00%     179,877        100.00%
Gross profit
   Retail                                     44,608        39.40%      32,903         39.08%      22,523         37.50%
   Wholesale                                  27,272        28.67%      25,592         26.75%      20,341         27.56%
                                              ------        -----       ------         -----
                                              71,880        34.50%      58,495         32.52%
Segment operating profit
   Retail                                      5,393         4.76%       3,817          4.53%       1,366          2.27%
   Wholesale                                  12,821        13.48%      14,015         14.65%      10,320         13.98%
   Corporate                                  (2,173)       -1.04%      (5,139)        -2.86%      (3,342)
   Special charges                             -            -           (4,243)        -2.36%      (2,203)
                                           ---------    ----------      -----           ----
                                              16,041         7.70%       8,450          4.70%

Interest expense, Net                            943         0.45%       2,254          1.25%       1,265
Other (income) expense                           662         0.32%         (34)        -0.02%         559
Income tax expense (benefit)                   5,919         2.84%      (1,987)        -1.10%          19
                                              ------         ----       -----           ----

Net income
   As reported                                $8,517         4.09%       8,217          4.57%       3,099
   Pro forma as adjusted                                                $8,501          4.73%       6,442
Net income per share
   Basic                                     $  0.93                      0.93                       0.70
   Diluted                                   $  0.92                      0.91                       0.70

* Successor refers to the period (December 7, 1995 through January 27, 1996) following the Odd Job acquisition by ZS Fund L.P.


     RETAIL SEGMENT

     Fiscal 1997 Results versus Fiscal 1996

     Net sales increased $29.0 million, or 34.4%, to $113.2 million in fiscal 1997, from $84.2 million for fiscal 1996. Comparable store (13 stores for fiscal 1997) net sales increased approximately 3.3%. Adjusting for the additional week in fiscal 1997, comparable store net sales increased

      1.8%. The increase in net sales was attributable to the full year impact of the 10 stores opened during fiscal 1996, as well as the partial year results of the nine stores opened during fiscal 1997.

      Gross profit increased $11.7 million, or 35.6%, to $44.6 million in fiscal 1997, from $32.9 million in fiscal 1996. Gross margin increased to 39.4% in fiscal 1997, from 39.1% in fiscal 1996. Better store controls resulting in reduced inventory shrink results together with promotions and rebate income, all reducing cost of sales, were largely responsible for the increase.

      Selling, general and administrative expenses increased $10.1 million, or 34.8%, to $39.2 million in fiscal 1997, from $29.1 million in fiscal 1996. The increase resulted primarily from a $9.2 million increase in store level and warehouse and distribution expenses, reflecting the addition of nine stores during fiscal 1997. Store preopening costs, which are expensed as incurred, totaled $1.0 million in fiscal 1997, compared to $850,000 in fiscal 1996. The Company also expanded its advertising program during fiscal 1997, resulting in $1.1 million of additional expenses. In addition, administrative support expenses increased $650,000. Selling, general and administrative expenses, as a percentage of net sales, increased slightly to 34.6% in fiscal 1997, from 34.5% in fiscal 1996.

      Operating profit increased to $5.4 million for fiscal 1997, from $3.8 million for fiscal 1996. As a percentage of net sales, operating profit increased to 4.8% from 4.5%. This increase was primarily due to the factors described above.

      Fiscal 1996 Results versus Fiscal 1995 (Combined Predecessor and
      Successor)

      Net sales increased $24.1 million, or 40.2%, to $84.2 million in fiscal 1996, from $60.1 million for fiscal 1995. Comparable store net sales increased approximately 15.8%, contributing $9.5 million of the increase in net sales. Comparable store net sales increased primarily due to expanded store hours including seven day-a-week operations following the Odd Job acquisition, as well as an expanded product mix and enhanced merchandising techniques. The remaining $14.6 million increase is attributable to two stores acquired in March 1996, one store acquired in December 1996, and seven stores opened during fiscal 1996. Net sales in fiscal 1995 were marginally negatively affected by the relocation of one of the Company's Manhattan stores during August of that year.

      Gross profit increased $10.4 million, or 46.1%, to $32.9 million in fiscal 1996, from $22.5 million in fiscal 1995. Gross margin increased to 39.1% in fiscal 1996, from 37.5% in fiscal 1995. The increase was due to increased purchasing opportunities resulting from the ability to buy for both retail and wholesale operations, as well as the efforts of the Company's eight new senior buyers in acquiring higher margin products.

      Selling, general and administrative expenses increased $8.2 million, or 39.5%, to $29.1 million in fiscal 1996, from $20.9 million in fiscal 1995. Selling, general and administrative expenses, as a percent of net sales, decreased slightly to 34.5% in fiscal 1996, from 34.7% in the comparable 1995 year. The $8.2 million increase primarily resulted from $4.7 million of increased store level expenses. Approximately $1.7 million of the increase resulted primarily from an increase in administrative cost, principally attributable to costs associated with the new buying and advertising personnel and costs associated with store management trainees. In addition, warehouse and store delivery costs increased $1.7 million due to costs associated with increased inventory levels, new store opening support costs, and costs associated with the setup of expanded warehouse square footage. A more aggressive advertising program, including periodic circulars, resulted in an increase of approximately $173,000 in advertising costs.

      Operating profit increased to $3.8 million for fiscal 1996, from $1.4 million for fiscal 1995. As a percentage of sales, operating profit increased 4.5% from 2.3%. This increase was primarily due to factors described above.


      WHOLESALE SEGMENT

      Fiscal 1997 Results versus Fiscal 1996

      Net sales for fiscal 1997 of $95.1 million were virtually unchanged from fiscal 1996 despite a 15% decline in sales to the Company's largest wholesale customer. Wholesale net sales exclude sales to Odd Job operations of $12.4 million for fiscal 1997, compared to $9.1 million for fiscal 1996, a 37.1% increase. In January 1998 the Company's largest wholesale customer was sold to Consolidated Stores, Inc., and as a consequence, the Company may experience further declines in sales to this customer.

      Gross profit increased $1.7 million, or 6.6%, to $27.3 million in fiscal 1997, from $25.6 million in fiscal 1996. Gross margin increased to 28.7% in fiscal 1997, from 26.8% in fiscal 1996. The increase in gross margin was attributable to a higher percentage of stock sales which typically present a higher gross margin.

      Selling, general and administrative expenses increased $2.9 million, or 24.8%, to $14.5 million in fiscal 1997, from $11.6 million in fiscal 1996. The increase in selling, general and administrative expenses was attributable to higher warehouse expenses, including rent and costs related to the repackaging of products, additional sales commission expenses, and higher administrative costs primarily related to the development of new product sales programs. As a percentage of net sales, selling, general and administrative expenses increased to 15.2% in fiscal 1997, from 12.1% in fiscal 1996.

      Wholesale operating profit decreased $1.2 million, or 8.5%, to $12.8 million in fiscal 1997, from $14.0 million in fiscal 1996. As a percentage of net sales, operating margin decreased to 13.5% in fiscal 1997, from 14.6% in fiscal 1996, due to factors described above.

      Fiscal 1996 Results versus Fiscal 1995

      Net sales increased $21.9 million, or 29.6%, to $95.7 million in fiscal 1996, from $73.8 million in fiscal 1995. Fiscal 1996 net sales were positively affected by a higher level of sales to existing customers, including one key customer whose secondary distribution center had been damaged early in the second quarter of 1996. The Company also benefited from the addition of new customers.

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

      Wholesale operating profit increased to $14.0 million in fiscal 1996, from $10.3 million in fiscal 1995. As a percentage of net sales, operating margin increased to 14.6% in the 1996 fiscal year, from 14.0% in the comparable 1995 year, due to the factors described above.


      CORPORATE EXPENSES AND SPECIAL CHARGES

      Fiscal 1997 Results  versus Fiscal 1996

      Corporate expenses consist of the cost of senior management and shared administrative resources which are utilized by both segments of the business. Corporate expense decreased $2.9 million to $2.2 million for fiscal 1997, from $5.1 million for fiscal 1996, attributable to salary reductions effected at the time of the initial public offering ("IPO"), offset by the addition of expenses attributed to being a public company. In addition, corporate expense is net of $1.8 million management fee revenue from VCM, Ltd., the 50% owned joint venture with Value City Department Stores, which commenced operations on August 3, 1997. As a result, net corporate expense decreased as a percentage of total Company sales to 1.0% in fiscal 1997 from 2.9% in fiscal 1996.

      Special charges for fiscal 1996 totaling $4.2 million resulted from compensation and other charges arising in connection with the Company's IPO. There were no special charges for fiscal 1997.

      Interest expense decreased $1.3 million to $943,000 for fiscal 1997, compared to $2.3 million for fiscal 1996, primarily reflecting lower post-IPO net borrowings. Other income/expense includes a $758,000 net loss which reflects the Company's 50% interest in VCM, Ltd.

      Fiscal 1996 Results  versus Fiscal 1995

      Corporate expense increased $1.8 million or 53.8% to $5.1 million during fiscal 1996, from $3.3 million for fiscal 1995. The increase is primarily due to the addition of two key executives, their respective signing bonuses, expenses associated with the opening of a Columbus, Ohio office and increases in other expenses, including insurance expense. As a result, corporate expense increased as a percentage of total Company sales to 2.9% in 1996 from 2.5% in 1995.

      Special charges for fiscal 1996 totaling $4.2 million resulted from compensation and other charges arising in connection with the Company's IPO. Special charges of $2.2 million for fiscal 1995 resulted from a loss on the Partnership's disposal of the Ohio retail business and executive signing bonuses.

      Interest expense increased $1.0 million to $2.3 million for fiscal 1996 compared to $1.3 million for fiscal 1995, due to higher net borrowings to fund cash requirements including the Odd Job acquisition in late fiscal 1995, subsequently repaid with funds generated by the IPO in late fiscal 1996. Other income/expense decreased by $593,000, due primarily to non-recurring legal expenses during fiscal 1995.


      LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary requirements for capital consist of inventory purchases, expenditures related to new store openings, existing store remodeling, and other working capital needs. The Company takes advantage of closeout and other special situation purchasing opportunities which frequently result in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases. The Company's high level of committed credit allows it to take immediate advantage of special situation purchasing opportunities. Having such credit availability provides the Company with a competitive advantage measured against many of its competitors.

      On November 21, 1996 the Company completed an IPO of 2,960,100 shares of Common Stock, no par value, at $16.00 per share. The offering generated net proceeds of approximately $43.0 million after deducting underwriting fees and offering expenses. The net proceeds were used to repay $33.4 million of indebtedness to a senior institutional lender and $4.0 million of Partners' notes, to fund approximately $2.9 million in tax loans to certain executives and former shareholders of the Company, $900,000 in compensation buyouts to certain executives and the remainder used for general corporate purposes.

      Historically, the Company's growth has been financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit. In March 1998, the Company entered into a new $60.0 million credit facility. This facility is comprised of a $50.0 million revolving line of credit and a $10.0 million term loan. The facility expires on November 15, 2002. The term loan requires 20 consecutive quarterly payments of $500,000 plus accrued interest commencing May 1, 1998. Borrowings under the facility bear interest, at the Company's option, at either the banks' prime rate less 50 basis points or LIBOR plus a spread. Availability on the facility is the lesser of the total credit commitment or a borrowing base calculation based upon the Company's accounts receivable and inventories. The facility contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments.

      For fiscal year 1997, cash used by consolidated operating activities was $9.1 million compared to cash provided in fiscal 1996 of $878,000. Increases in trade receivables, inventories, and a decrease in trade payables comprised the majority of cash used for fiscal 1997. Increases in trade payables and deferred income taxes, offset by increases in inventory and trade receivables, accounted for the cash provided from operations in fiscal 1996. Cash used in investing activities increased to $17.4 million in fiscal 1997 from $7.1 million in fiscal 1996. Fiscal 1997 investing activities primarily comprised of capital expenditures of $5.8 million and the investment in VCM, Ltd. of $9.6 million. Cash generated by financing activities of $19.7 million for fiscal 1997 was the result of additional borrowings from the Company's credit facility. Fiscal 1998 capital expenditures are budgeted at approximately $6.6 million, relating primarily to new retail stores, existing retail store remodeling and management information systems initiatives including retail store POS.

      Total assets increased 31.9% to $113.9 million at fiscal year end 1997, from $86.4 million at year end 1996. Working capital increased to $55.9 million in fiscal 1997, from $44.5 million at the prior year end, primarily as a result of increases in trade receivables and inventory. The current ratio improved to 3.95 at year end 1997, from 3.37 at year end 1996. Net fixed assets was $10.9 million at the end of fiscal 1997, an increase of $4.6 million over fiscal year end 1996, primarily related to capital expenditures for fixtures, equipment, and leasehold improvements related to new store openings, costs associated with the expansion of the wholesale warehouse and distribution center, and investment in management information systems initiatives.

      The Company currently anticipates opening new stores in each of the next few years. In addition to new store openings, the Company may increase the number of stores it operates through acquisitions. Management believes that from time to time, acquisition opportunities will arise. Possible acquisitions will vary in size and the Company will consider larger acquisitions that could be material to the Company. In order to finance any such possible acquisitions, the Company may use cash flow from operations, may borrow additional amounts under its revolving credit facility, may seek to obtain additional debt or equity financing or may use its equity securities as consideration. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions.


      SEASONALITY

      The Company, with the growth of the retail operations and the retail orientation of the VCM, Ltd. joint venture, has shifted its business mix more toward retail. This shift will also effect the net sales and earnings pattern of the Company, with a greater weighting toward the second half of the fiscal year.


      YEAR 2000 DISCLOSURE

      The Company has completed a review of its management information systems regarding "Year 2000" issues. The Company's planned systems initiatives will resolve the majority of the issues as current systems are converted to year 2000 compliant systems. The Company expects to bring all of its management information systems into year 2000 compliance by fiscal 1999. While it is likely that these efforts will be successful, if necessary modifications and conversions are not completed in a timely manner, the year 2000 issue could have an adverse effect on the Company's operations. Costs associated with making management information systems year 2000 compliant are not expected to have a material effect on the Company's financial position or results of operations.


      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires public business enterprises to report certain information about operating segments, as well as certain information about products and services, geographic areas in which an enterprise operates, and any major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management does not expect the implementation of SFAS No. 131 to have a material impact on the Company's financial condition or results of operations.


      FORWARD LOOKING STATEMENT

      Forward looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof. Such risks and uncertainties include, but are not limited to, the successful implementation of the Company's retail expansion plans and the timing of new store openings, the ability to purchase quality closeout merchandise at prices that allow the Company to maintain or exceed expected margins on sales, the effect of comparable store sales on the small platform of stores and the disproportionate impact caused by individual buying transactions, growth into new geographic areas, availability of appropriate retail locations, any unanticipated problems at the Company's distribution facilities or in the transportation of merchandise in general, the operating and financial results of the Value City joint venture, the effect of the Consolidated Stores/Mac Frugal merger on wholesale sales, and general economic conditions. Please refer to the Company's subsequent SEC filings under the Securities Exchange Act of 1934, as amended, for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this Item (other than the information regarding executive officers set forth at the end of Item 4(a) of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) (1)    Financial Statements:

                   Independent Auditors' Report

                   Consolidated Balance Sheets as of January 31, 1998 and January 25, 1997.

                   Consolidated Statements of Operations for the Years Ended January 31, 1998, January 25, 1997 and January 31, 1996.

                   Consolidated Statements of Stockholders' Equity and Partners' Capital for the Years Ended January 31, 1998, January 25, 1997 and January 31, 1996.

                   Consolidated Statements of Cash Flows for the Years Ended January 31, 1998, January 25, 1997 and January 31, 1996.

                   Notes to Consolidated Financial Statements

        (a) (2)    Financial Statement Schedules:

                   All schedules are omitted because they are not applicable or because required information is included in the financial statements or notes thereto.

        (a) (3)    Exhibits
                   See the Index to Exhibits included on page 47.

        (b)        Reports on Form 8-K
                   None

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors and Stockholders
Mazel Stores, Inc.:

We have audited the consolidated financial statements of Mazel Stores, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mazel Stores, Inc. and subsidiaries as of January 31, 1998 and January 25, 1997 and the results of their operations and their cash flows for each of the years in the three year period ended January 31, 1998, in conformity with generally accepted accounting principles.

                                             KPMG Peat Marwick, LLP



Cleveland, Ohio
March 16, 1998

                               MAZEL STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

ASSETS                                                                   January 31,      January 25,
                                                                             1998            1997
                                                                         ------------     -----------
Current assets
     Cash and cash equivalents                                             $  1,240        $  8,010
     Accounts receivable-trade, less allowance for doubtful
        accounts of $195 in both years presented                             15,507          10,565
     Notes and other receivables                                                334              96
     Inventories                                                             53,676          40,399
     Prepaid expenses                                                         1,194           1,186
     Deferred income taxes (note 8)                                           2,837           3,006
                                                                           --------        --------

             Total current assets                                            74,788          63,262

     Equipment, furniture, and leasehold improvements, net (note 4)          10,889           6,251
     Other assets                                                             3,183           1,107
     Investment in VCM, Ltd. (note 16)                                        8,879             -
     Notes and accounts receivable-related parties (notes 6 and 16)           3,952           2,936
     Goodwill, net (note 1)                                                  10,701          10,876
     Deferred income taxes (note 8)                                           1,492           1,929
                                                                           --------        --------
                                                                           $113,884        $ 86,361
                                                                           ========        ========

LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

Current liabilities
     Long-term debt, current portion (note 5)                              $     17        $     17
     Accounts payable                                                        14,362          15,447
     Accrued expenses                                                         4,036           3,050
     Other current liabilities                                                  511             275
                                                                           --------        --------
             Total current liabilities                                       18,926          18,789
     Revolving line of credit (note 5)                                       19,716             -
     Long-term debt, net of current portion (note 5)                             48              53
     Other liabilities (note 9)                                               2,355           2,091
     Deferred income taxes (note 8)                                             -               666
                                                                           --------        --------
             Total liabilities                                               41,045          21,599
Stockholders' equity and partners' capital
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                         -               -
     Common stock, no par value; 14,000,000 shares authorized;
        9,148,300 and 9,170,100 shares issued and
        outstanding, respectively                                               -               -
     Additional paid-in capital                                              64,302          64,742
     Retained earnings                                                        8,537              20
                                                                           --------        --------
             Total stockholders' equity and partners' capital                72,839          64,762
Commitments and contingencies (note 9)
                                                                           --------        --------
                                                                           $113,884        $ 86,361
                                                                           ========        ========


           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                         Fiscal Year Ended
                                                                         -------------------------------------------------
                                                                         January 31,        January 25,         January 31,
                                                                            1998               1997                1996
                                                                           -------            -------             ------
Net sales                                                                 $208,326            179,877             98,106
Cost of sales                                                              136,446            121,382             70,208
                                                                           -------            -------             ------
          Gross profit                                                      71,880             58,495             27,898
Selling, general, and administrative expense                                55,839             45,802             20,753
Special charges (note 11)                                                    -                  4,243              2,203
                                                                           -------            -------             ------
          Operating profit                                                  16,041              8,450              4,942
Other income (expense)
  Interest expense, net                                                      (943)            (2,254)            (1,265)
  Other (note 16)                                                            (662)                 34              (559)
                                                                           -------            -------             ------
          Income before income taxes                                        14,436              6,230              3,118
Income tax expense (benefit) (note 8)                                        5,919            (1,987)                 19
                                                                           -------            -------             ------
          Net income                                                     $   8,517              8,217              3,099
                                                                           =======            =======             ======

Pro forma as adjusted data (unaudited) (note 13)
  Income before income taxes                                                                 $  6,230              3,118
 Supplemental pro forma adjustments
   Income of Odd Job retail operation                                                               -              1,365
   Loss on discontinued Ohio retail operation                                                       -              2,210
   Management compensation adjustments                                                          1,235              1,404
   Special charges                                                                              4,243                600
   Reduction in interest expense, net                                                           2,460              2,040
   Provision for income taxes                                                                 (5,667)            (4,295)
                                                                                              -------            -------
          Pro forma as adjusted net income                                                   $  8,501              6,442
                                                                                               ======            =======

Net income per share (basic)                                             $    0.93
Net income per share (diluted)                                           $    0.92
Pro forma as adjusted net income per share (unaudited) (basic)                              $    0.93               0.70
Pro forma as adjusted net income per share (unaudited) (diluted)                            $    0.91               0.70

Average shares outstanding (basic)                                       9,162,100          9,170,100          9,170,100
Average shares outstanding (diluted)                                     9,265,400          9,386,000          9,170,100



           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

                             (DOLLARS IN THOUSANDS)



                                                                                                       Mazel
                                                                  Additional        Retained          Company
                                                  Common           Paid-in          Earnings         Partners'
                                                  Shares           Capital          (Deficit)         Capital             Total
                                                  ------           -------          ---------         -------             -----

Balance as of January 31,1995                                   $       100                 6            11,456            11,562
Capital contributed                                                     -                 -                  92                92
Partners' withdrawals                                                   -                 -              (1,773)           (1,773)
Dividends paid                                                          -                (110)              -                (110)
Partnership net income                                                  -                 -               3,199             3,199
Odd-job Holdings, Inc.  net loss                                        -                (100)              -                (100)
                                                                -----------       -----------       -----------       -----------

Balance as of January 31, 1996                                          100              (204)           12,974            12,870

Capital contributed                                                     -                 -               4,000             4,000
Net proceeds from issuance and sale
  of Common Stock
  in connection with the initial public
  offering, net of issuance costs of
 $1,038 (Note 2)                                2,960,100            43,008               -                 -              43,008
Stock issued pursuant to compensation
  arrangements                                    206,900             3,646               -                 -               3,646
Conversion of debt                                312,500             1,000               -                 -               1,000
Partners' withdrawals                                 -                 -                 -              (7,979)           (7,979)
Net income                                            -                 -                 224             7,993             8,217
Exchange of partnership equity for stock        5,690,600            16,988               -             (16,988)              -
                                              -----------       -----------       -----------       -----------       -----------

Balance as of January 25, 1997                  9,170,100            64,742                20               -              64,762
Stock retirement                                  (21,800)             (440)              -                 -                (440)
Net income                                            -                 -               8,517               -               8,517
                                              -----------       -----------       -----------       -----------       -----------
Balance as of January 31, 1998                  9,148,300       $    64,302             8,537               -              72,839
                                              ===========       ===========       ===========       ===========       ===========





           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                            January 31,     January 25,    January 31,
                                                                               1998            1997           1996
                                                                            -----------     -----------    -----------
Cash flows from operating activities
  Net income                                                                 $  8,517          8,217          3,099
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities
    Depreciation and amortization                                               1,519          1,075            646
    Deferred income taxes                                                         439         (2,304)           (12)
    Equity in net loss from VCM, Ltd.                                             758            -              -
    Loss on sale of Ohio retail operations                                        -              -            1,571
    Noncash charges on sale of Ohio retail operations                             -              -           (3,038)
    Noncash compensation expense                                                  -            2,928            -
    Noncash retirement of shareholder loans
     and stock options                                                           (440)           -              -
    Changes in operating assets and liabilities
     Accounts receivable - trade                                               (4,942)        (2,077)          (672)
     Notes and other receivables                                                 (238)           256           (196)
     Inventories                                                              (13,277)       (10,735)        (1,686)
     Deferred taxes                                                               (60)           -              -
     Prepaid expenses                                                              (8)          (704)           266
     Other assets                                                              (1,633)           (31)           113
     Accounts payable                                                          (1,085)         3,627         (2,107)
     Accrued expenses and other liabilities                                     1,383            626           (178)
                                                                             --------       --------       --------

                    Total adjustments                                         (17,584)        (7,339)        (5,293)
                                                                             --------       --------       --------
                    Net cash provided by (used in) operating activities        (9,067)           878         (2,194)
                                                                             --------       --------       --------

Cash flows from investing activities
  Capital expenditures                                                         (5,832)        (3,923)          (450)
  Investment in VCM, Ltd.                                                      (9,637)           -              -
  Cash paid for lease acquisitions                                             (1,950)           -              -
  Cash paid for acquisitions, net of cash acquired                                -             (266)        (8,395)
  Cash received at acquisition, net of cash expenses                              -               70            -
  Issuance of notes receivable - related parties                                  -           (2,936)           -
  Proceeds from sale of Ohio retail operations                                    -              -            1,818
                                                                             --------       --------       --------

               Net cash used in investing activities                          (17,419)        (7,055)        (7,027)
                                                                             --------       --------       --------

Cash flows from financing activities
  Proceeds from term loan                                                         -              -           10,925
  Repayment of debt                                                           (44,065)       (33,414)        (4,151)
  Net borrowings under credit facility                                         63,781          7,102          6,220
  Repayment of subordinated notes payable                                         -              -             (500)
  Equity contributions                                                            -            4,000             92
  Partners' withdrawals                                                           -           (7,979)        (1,773)
  Dividends paid                                                                  -              -             (110)
  Loan fees                                                                       -              -             (155)
  Net proceeds of initial public offering                                         -           43,008            -
                                                                             --------       --------       --------

               Net cash provided by financing activities                       19,716         12,717         10,548
                                                                             --------       --------       --------

Net increase (decrease) in cash and cash equivalents                           (6,770)         6,540          1,327

Cash and cash equivalents at beginning of year                                  8,010          1,470            143
                                                                             --------       --------       --------

Cash and cash equivalents at end of year                                     $  1,240          8,010          1,470
                                                                             ========       ========       ========

Supplemental disclosures
  Cash paid for interest                                                     $  1,883          2,503          1,225
  Cash paid for income taxes                                                 $  5,441            278            198
                                                                             ========       ========       ========

           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  DESCRIPTION OF BUSINESS

                The Company consists of two complementary operations: (i) a major regional closeout retail business; and (ii) the nation's largest closeout wholesale business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company operates a chain of 32 closeout retail stores, including 17 in New York (six of which are in Manhattan), 13 in New Jersey, and one each in Pennsylvania and Connecticut.

      (b)  ORGANIZATION

           The Company was incorporated as a wholly owned subsidiary of Mazel Company L.P. ("Partnership") in preparation for an initial public offering ("IPO") that occurred as of November 21, 1996 (see note 2). The Partnership was controlled by ZS Mazel L.P. ("ZS"), a limited partnership that was also the sole stockholder of Odd-Job Holdings, Inc. ("Holdings"), which owned all of the common stock of Odd-Job Acquisition Corp., which had been organized to acquire the retail business of a commonly owned group of corporations and partnerships (collectively, "Odd Job"). On December 9, 1994, ZS acquired Peddler's Mart, Inc. ("Peddlers"), which was merged with Odd Job upon the acquisition of Odd Job on December 7, 1995. Immediately prior to the IPO, the Partnership then exercised its option to acquire the stock of Holdings from ZS for $1,400, which included the cancellation of a $1,350 note from ZS. Then the Partnership contributed all of its assets and liabilities to the Company in exchange for 5,690,600 shares of common stock.

      (c)  BASIS OF PRESENTATION

      The financial statements of the Company give effect to the common control of the Partnership, Peddlers, and Odd Job prior to the IPO and are comprised of the operations of the Partnership for all years presented including the Peddlers and Odd Job operations as of December 9, 1994 and December 7, 1995, respectively. The transfer of assets and liabilities among these commonly controlled entities has been accounted for at historical cost in a manner similar to a pooling of interests.

      (d)  PRINCIPLES OF CONSOLIDATION

           The financial statements of the Company are presented on a consolidated basis to reflect the economic substance of activities arising from their common management and control. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

      (e)  CASH AND CASH EQUIVALENTS

           For financial reporting purposes, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

      (f)  INVENTORIES

           Wholesale inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method, and retail inventories are valued by use of the retail method

      (g)  EQUIPMENT, FURNITURE, AND LEASEHOLD IMPROVEMENTS

           Depreciation and amortization are provided for the cost of depreciable properties at rates based on their estimated useful lives, which range from 3 to 10 years for furniture and equipment, or for leasehold improvements, extending to the life of the related lease. The rates so determined are applied on a straight-line basis.

      (h)  GOODWILL

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

           During the fiscal year ended January 25, 1997, goodwill increased by $934 due to the settlement of pre-acquisition contingencies related to the Odd Job acquisition and by $1,248 as a result of the acquisition of three retail stores. At January 31, 1998 and January 25, 1997, accumulated amortization amounted to $668 and $393, respectively.

       (i) INCOME TAXES

           The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss, deduction, or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

           Income taxes attributable to the operations of the Partnership were obligations of individual partners and have not been reflected in the historical amounts shown in the accompanying consolidated financial statements. The consolidated financial statements as of January 25, 1997 reflect a one-time tax benefit of $1,489 arising from cumulative differences between the net book and tax basis of the Partnership's assets and liabilities upon their transfer to the Company.

       (j) ADVERTISING

           The Company expenses advertising costs as incurred. Advertising expense was $1,724 in the year ended January 31, 1998, $598 in the year ended January 25, 1997 and $470 in the year ended January 31, 1996.

       (k) FISCAL YEAR

           Effective February 1, 1996, the Company changed its fiscal year end from January 31 to a 52-53 week year ending on the last Saturday in January nearest to January 31. Fiscal 1997, fiscal 1996 and fiscal 1995 are defined as the fiscal years ended January 31, 1998, January 25, 1997 and January 31, 1996, respectively.

       (l) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

       (m)  RECLASSIFICATIONS

           Certain reclassifications were made to the Company's prior period financial statements to conform to the January 31, 1998 presentation.

(2)    INITIAL PUBLIC OFFERING

       On November 21, 1996, the Company completed its IPO of 2,574,000 shares of common stock, no par value, at $16.00 per share, generating net proceeds of $37,398, after deducting underwriting fees and offering expenses. On December 13, 1996, the underwriters exercised their over-allotment option to purchase an additional 386,100 common shares, generating an additional $5,610 of cash proceeds to the Company. The net proceeds were used to repay $33,414 of indebtedness to a senior institutional lender and $4,000 of partners' notes and to fund $2,936 in tax loans and $900 in compensation buyouts to certain executives, with the remainder used for the Company's general corporate purposes.

(3)    ODD JOB ACQUISITION

       On December 7, 1995, the Odd Job retail operations were acquired by ZS Fund, L.P. for $10,500 and an additional $1,013 in related expenses, in a transaction accounted for by the purchase accounting method. In connection with this acquisition, the Company recorded $8,801 of excess of the purchase price over the fair value of the net identifiable assets acquired.

(4)    EQUIPMENT, FURNITURE, AND LEASEHOLD IMPROVEMENTS

       The major classes of equipment, furniture, leasehold improvements, and construction in progress are summarized at cost, as follows:

                                                                            January 31,           January 25,
                                                                               1998                   1997
                                                                            -----------           -----------

       Furniture, fixtures, and equipment                                   $    7,295               4,620
       Leasehold improvements                                                    5,457               3,177
       Construction in progress                                                  1,892               1,016
                                                                             ---------               -----
                                                                                14,644               8,813
       Less accumulated depreciation and amortization                            3,755               2,562
                                                                             ---------               -----
                                                                            $   10,889               6,251
                                                                             =========               =====

(5)    LONG-TERM DEBT

       The Company's long-term debt as of January 31, 1998 and January 25, 1997 consisted of the following:

                                                                          January 31,             January 25,
                                                                             1998                     1997
                                                                          -----------             -----------

       Revolving credit facility                                           $ 19,716                      -
       Other debt                                                                65                       70
       Less current portion                                                     (17)                     (17)
                                                                            --------                 -------
                                                                           $ 19,764                       53
                                                                            ========                 =======

       At January 31, 1998, the Company maintained a $40,000 revolving line of credit with its bank secured by substantially all of its assets and with a maturity date of April 30, 1999. On March 10, 1998, the Company entered into a new $60,000 credit facility with a bank syndicate providing for a $50,000 revolving line of credit and a $10,000 term loan. The new credit facility is secured by substantially all of the Company's assets and expires on November 15, 2002. The term loan requires 20 consecutive quarterly payments of $500 plus accrued interest, commencing May 1, 1998. Both agreements call for interest at the banks' prime rate less 50 basis points or LIBOR plus a spread, and are subject to a commitment fee on the unused portion. Availability on the facilities is the lesser of the total credit commitment or a borrowing base calculation based primarily on the Company's accounts receivable and inventories. The facilities contain restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments. At January 31, 1998, the Company was in compliance with all restrictive covenants.

(6)    RELATED PARTY TRANSACTIONS

       As of January 31, 1998 and January 25, 1997, notes receivable consists primarily of $2,531 and $2,932, respectively, relating to tax loans provided to certain key executives related to stock issued in lieu of compensation reductions and to former shareholders of the Company in payment of indebtedness at the time of the Company's IPO. Such amounts include accrued interest of $99 and $14, respectively, at a rate of 6.6 percent.

       Prior to the acquisition of Odd Job, the Partnership conducted transactions with Odd Job as both vendor and customer. During the year ended January 31, 1996, sales by the Partnership to Odd Job amounted to $1,835, and purchases from Odd Job of $909.

       During the years ended January 25, 1997 and January 31, 1996, the Partnership paid its managing partner a management fee of $289 and $100, respectively. The management fee paid for the year ended January 25, 1997 included a one-time management fee buyout of $200.

(7)    FINANCIAL INSTRUMENTS

       The carrying value of cash and cash equivalents, accounts receivable, notes and other receivables, accounts payable, and accrued expenses is considered to approximate their fair value due to their short maturity. The interest rates on debt instruments and notes receivable are considered to approximate market rates, and accordingly, their cost is reflective of fair value.

(8)    INCOME TAXES

       Income tax expense (benefit) attributable to income from operations is as follows:

                                                                        Fiscal Year Ended
                                                           ---------------------------------------------

                                                           January 31,      January 25,      January 31,
                                                              1998             1997             1996
                                                           -----------      -----------      -----------
           Federal
              Current                                        $4,612              -                -
              Deferred                                          375           (1,975)           (12)
                                                             ------           -------           ----
                                                              4,987           (1,975)           (12)
           State and local
              Current                                           868              316             31
              Deferred                                           64             (328)             -
                                                             ------           -------           ----
                                                                932              (12)            31
                                                             ------           -------           ----
                                                             $5,919           (1,987)            19
                                                             ======           =======           ====

       The income tax expense (benefit) attributable to income from operations for the fiscal years ended January 31, 1998 and January 25, 1997 was $5,919 and ($1,987), respectively, which differed from the "expected" amount computed by applying the U.S. federal tax rate of 35 percent to pretax income from operations as a result of the following:

                                                                           January 31,    January 25,
                                                                              1998           1997
                                                                           -----------    -----------


           Computed "expected" tax expense                                    $5,060         2,181
           Corporate state and local taxes, net of federal benefit               606           159
           Non-recurring tax benefit                                           -            (1,489)
           Partnership period earnings taxed to respective partners            -            (2,797)
           Partnership local taxes                                             -                72
           Other                                                                 253          (113)
                                                                              ------        -------

                                                                             $ 5,919        (1,987)
                                                                              ======        =======

       Pretax income for the year ended January 31, 1996 was attributable principally to the Partnership, and accordingly, the income tax expense recorded for the fiscal year reflects local taxes for which the Partnership was responsible.

       The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                           January 31,    January 25,
                                                                               1998          1997
                                                                           -----------    -----------
              Deferred tax assets
                  Current
                     Inventory capitalization and reserve                     $1,941         1,741
                     Accrued expenses                                            522           352
                     Net operating loss carryforward                              34           827
                     Other                                                       340            86
                                                                              ------        ------
                                                                               2,837         3,006

                  Noncurrent
                     Equipment, furniture, and leasehold
                         improvements basis differences                        1,356         1,296
                     Accrued lease obligations                                   966           747
                                                                              ------        ------

                                                                               2,322         2,043
                          Total gross deferred tax assets                      5,159         5,049

              Deferred tax liabilities
                  Noncurrent
                    Goodwill                                                    (830)         (643)
                    Amortizable asset                                           -             (137)

                          Total gross deferred tax liabilities                  (830)         (780)
                                                                               ------        ------

                             Net deferred tax asset                           $4,329         4,269
                                                                              ======         =====


                Net operating losses of $84 and $4,226 from fiscal years ended January 31, 1998 and January 25, 1997, respectively, are available to offset future taxable income. The loss carryforwards expire in 12 and 15 years, respectively.

                Under SFAS No. 109, a valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefit will not be realized. In management's opinion, it is more likely that the tax benefits will be realized; consequently, no valuation allowance has been established as of January 31, 1998 and January 25, 1997.

(9)    COMMITMENTS AND CONTINGENCIES

       (a)   LEASES

             The Company is obligated for office, warehouse, and retail space under operating lease agreements which expire at various dates through fiscal 2017. Some of these leases are subject to certain escalation clauses based upon real estate taxes and other occupancy expense, and several leases provide for additional rent based on a percentage of sales. One of the lessors is a corporation in which certain executives of the Company have a minority ownership interest.

             At January 31, 1998, minimum annual rental commitments under noncancelable leases for the Company as a whole are as follows, for the fiscal year ending:

                               1999                        $12,281
                               2000                         12,773
                               2001                         12,266
                               2002                         11,561
                               2003                          9,606
                               Thereafter                   38,122
                                                            ------
                                                           $96,609

           Rent expense under all operating leases for the fiscal years ended January 31, 1998, January 25, 1997, and January 31, 1996 was $9,311,
           $7,199 and $6,349, respectively. These amounts include rent paid to a related party lessor of $1,533, $1,471 and $1,330, respectively.

           In conjunction with the Odd Job acquisition, a portion of the purchase price was assigned to leases based on the excess of the contractual lease payments over the estimated current market rentals in the amount of $1,782. This amount is shown with other liabilities and will be reduced as lease payments are made.

       (b) LETTERS OF CREDIT

           The $40,000 revolving line of credit includes a letter of credit facility totaling $15,000 for use in the normal operations of the business. At January 31, 1998 and January 25, 1997, the Company had outstanding letters of credit issued to various parties aggregating $3,083 and $2,461, respectively.

       (c) CONTINGENT SUBORDINATED NOTES

           The Company has two subordinated notes due to Peddlers' former owner, both of which mature on December 31, 2002. Payments are to be made annually to a maximum of $675 and $275, based on Peddlers' distribution profits, as defined. No amounts have been paid or are payable on these notes through January 31, 1998.

       (d) LITIGATION

           At January 31, 1998, the Company was a party to certain lawsuits incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's consolidated financial position or results of operations.

       (e) RETAIL LEASE OBLIGATIONS

           In connection with the sale of the Ohio retail stores in October 1995 (see note 11), the Company remains contingently liable for the retail store lease obligations in the event that the buyer should default on it lease payments. The lease obligations for the remaining fiscal years are as follows: 1999 $129; 2000 $74; 2001 $74; 2002 $12.

(10)   RETIREMENT AND SAVINGS PLAN (DOLLARS AS STATED)

       The Company maintains contributory savings plans under Section 401(k) of the Internal Revenue Code for the benefit of all of its employees who meet certain age and service requirements. Under the plan covering collectively bargained employees, the Company is required to make contributions up to 25 percent of the employee contributions to an annual maximum of $275 per employee. Contributions to this plan by the Company have not been material. In early fiscal 1998, the Company amended its
       Section 401(k) plan covering non-union employees. The Company's contribution is equal to 25 percent of the first three percent of employee contributions, with the Company's contributions vesting ratably over five years.


(11)   SPECIAL CHARGES

       Special charges for the fiscal year ended January 25, 1997 resulted from compensation and other charges arising in connection with the Company's IPO. Special charges for the fiscal year ended January 31, 1996 resulted from a loss of $1,571 on the Partnership's disposal of the 12 closeout stores comprising the Ohio retail business and $632 relating to executive signing bonuses.

(12)   COMPENSATORY PLANS

       (a) STOCK OPTION PLAN

           The Mazel Stores, Inc. 1996 Stock Option Plan ("Stock Option Plan") was adopted by the Board of Directors and approved by the shareholders of the Company effective October 1, 1996. The Stock Option Plan calls for the issuance of up to 900,000 stock options ("Options") to acquire common stock of the Company. Pursuant to the provisions of the Stock Option Plan, employees of the Company may be granted Options, including both incentive stock options and nonqualified stock options ("NQSO"). Consultants may receive only NQSO under the Stock Option Plan. Non- employee directors automatically receive, upon the date they first become Directors, a grant of Options to purchase 15,000 shares of common stock of the Company. The purchase price of a share of common stock pursuant to an Option shall not be less than the fair market value of a share of common stock at the grant date. The Options vest in five equal annual installments of 20 percent of the grant, and have a term of 10 years.

           In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company adopted this standard, as required for its January 31, 1998 financial statements. The Company applies APB Opinion No. 25 and related interpretations in accounting for the Stock Option Plan. Accordingly, no compensation expense has been recognized. The following table provides net income and net income per share reduced to the pro forma amounts calculating compensation expense consistent with SFAS No. 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal years ended January 31, 1998 and January 25, 1997, respectively: expected volatility of 40 percent for both fiscal years, risk-free interest rates of 6.0 and
           6.5 percent, expected lives of 9.6 and 8.8 years, and a dividend yield of zero percent for both fiscal years. For the fiscal year ended January 31, 1996, net income, basic net income per share and diluted net income per share on an as reported and pro forma basis were the same.

                                                          Fiscal Year Ended
                                                   --------------------------------
                                                                          Pro forma
                                                                         as adjusted
                                                                         -----------
                                                   January 31,           January 25,
                                                     1998                    1997
Net income
       As reported                                  $8,517                  8,501
       Pro forma                                    $7,819                  7,839
Basic net income per share
       As reported                                   $0.93                   0.93
       Pro forma                                     $0.85                   0.85
Diluted net income per share
       As reported                                   $0.92                   0.91
       Pro forma                                     $0.84                   0.84

           The above results may not be representative of the effect of SFAS No. 123 on net income for future years.

           The following is a summary of option activity for the fiscal years ended January 31, 1998 and January 25, 1997 and related weighted-average exercise price:



                                                           January 31, 1998              January 25, 1997
                                                        ------------------------      -----------------------
                                                                  Weighted Avg.                Weighted Avg.
                                                        Shares    Exercise Price      Shares   Exercise Price
                                                        ------    --------------      ------   --------------

Outstanding at beginning of fiscal year                718,350       $16.00
 Granted at market                                      55,000        20.07           704,250      $16.00
 Granted below market *                                 -                 -            30,000       16.00
 Expired or forfeited                                  (24,900)       16.00           (15,900)      16.00
                                                       --------      ------           --------    -------
Outstanding at end of fiscal year                      748,450       $16.30           718,350      $16.00
                                                       =======       ======           =======      ======
Options available for grant at end of year             151,550                        181,650
Weighted average fair value of options
 granted during the year                                 $7.19                          $7.84

* Options with an exercise price of $16.00 when the market price on the grant date was $23.75.


                                                          Options Outstanding                         Options Exercisable
                                            -------------------------------------------------   -------------------------------
                                                             Weighted Avg.
                                            No. of Options     Remaining       Weighted Avg.    No. of Options   Weighted Avg.
                                             Outstanding    Contractual Life   Exercise Price     Exercisable    Exercise Price
                                             -----------    ----------------  ---------------     -----------    --------------

Range of exercise prices:
 Fiscal year 1996 grants at $16.00             693,450           8.81             $16.00            153,690          $16.00
 Fiscal year 1997 grants at $13.87-$25.75       55,000           9.55              20.07                  0
                                               -------           ----             ------            -------
                                               748,450           8.86             $16.30            153,690          $16.00
                                               =======           ====             ======            =======          ======


       (b) RESTRICTED STOCK PLAN (DOLLARS AS STATED)

           The Company's Restricted Stock Plan ("Restricted Stock Plan") was adopted by the Board of Directors and approved by the Company's shareholders effective October 1, 1996. The Restricted Stock Plan serves as the successor to the Partnership's Employee Equity Plan ("Equity Plan"). The Restricted Stock Plan relates to 133,120 unvested shares of common stock issued, initially as partnership units under the Equity Plan. Shares have the same vesting terms as provided in the Equity Plan.

           The Equity Plan provided for the purchase of partnership units by key executives of the Company, with exercisability subject to vesting restrictions, generally over a five-year period. Employees of the Company purchased a total of 1,730 units (representing 550,711 shares of common stock) under the Equity Plan. A total of 588 units were vested as of January 31, 1996 and an additional 450 units vested upon the effectiveness of the IPO. In conjunction with the IPO, all vested units (aggregating 330,426 shares of common stock) were distributed to Equity Plan participants and all unvested units (aggregating 220,285 shares of common stock) were being held pursuant to the Restricted Stock Plan. As of January 31, 1998, 133,120 shares are being held pursuant to the Restricted Stock Plan. The Company has recorded compensation expense in accordance with the vesting provisions of the Restricted Stock Plan at a value of $225 per unit, which represents the difference between the purchase price and the fair value of each unit at the grant date as established by an independent appraisal.

(13)   PRO FORMA INFORMATION (UNAUDITED)

       The unaudited pro forma as adjusted data, as shown on the accompanying consolidated statements of operations, gives effect to the IPO and the combination of the Partnership, Odd Job, and Peddlers to have occurred at the beginning of the fiscal years ended January 25, 1997 and January 31, 1996. Such data excludes certain one-time charges (principally compensation adjustments) incurred in connection with the IPO and organization of the Company, provides for income taxes at an effective rate of 40 percent, and excludes the one-time tax benefit of $1,489 attributable to the change in the Company's tax status.

(14)   BUSINESS SEGMENT INFORMATION

       Summarized financial information by business segment as of the fiscal years ended January 31, 1998, January 25, 1997 and January 31, 1996, is as follows:

                                                                                      Capital   Depreciation
                                                     Operating        Total           Expen-         and
                                   Net Sales           Profit         Assets          ditures    Amortization
                                   ---------           ------         ------          -------    ------------
January 31, 1998
 Wholesale                         $ 95,121            10,648         69,286           1,046          417
 Retail                             113,205             5,393         44,598           4,786        1,102
                                    -------            ------       --------           -----        -----
                                   $208,326            16,041        113,884           5,832        1,519
                                    =======            ======        =======           =====        =====

January 25, 1997
 Wholesale                         $ 95,675             4,633         54,681           1,197          369
 Retail                              84,202             3,817         31,680           2,726          706
                                     ------             -----         ------           -----          ---
                                   $179,877             8,450         86,361           3,923        1,075
                                    =======             =====         ======           =====        =====

January 31, 1996
 Wholesale                         $ 75,652             3,830         35,185             435          497
 Retail                              22,454             1,112         21,449              15          149
                                     ------             -----         ------          ------       ------
                                   $ 98,106             4,942         56,634             450          646
                                    =======             =====         ======           =====       ======

         For the fiscal years ended January 31, 1998, January 25, 1997 and January 31, 1996, sales from the wholesale to the retail segment have been eliminated from wholesale net sales in the amounts of $12,414, $9,057 and $3,496, respectively. Sales to the Company's largest customer accounted for 14.9 percent, 20.0 percent and 18.6 percent of total sales, respectively. Wholesale operating profit is shown net of corporate expenses and other special charges of $2,173, $9,382 and $5,545, respectively.

(15)     UNAUDITED QUARTERLY FINANCIAL DATA

         The following is a summary of unaudited quarterly results of operations for the fiscal years ended January 31, 1998, January 25, 1997 and January 31, 1996:

                                                                              Quarter
                                                       ---------------------------------------------------
                                                       First          Second          Third         Fourth
                                                       -----          ------          -----         ------
Year ended January 31, 1998
 Net sales                                            $43,128         49,053          48,820       67,325
 Gross profit                                          14,844         16,160          17,342       23,534
 Net income                                             1,531          2,002           1,558        3,426

                                                                              Quarter
                                                       ---------------------------------------------------
                                                       First          Second          Third         Fourth
                                                       -----          ------          -----         ------
Year ended January 25, 1997
 Net sales                                            $42,454         42,711          44,387       50,325
 Gross profit                                          12,899         13,752          14,718       17,126
 Net income                                             2,338          2,194           2,416        1,269
                                                                              Quarter
                                                       ---------------------------------------------------
                                                       First          Second          Third         Fourth
                                                       -----          ------          -----         ------
Year ended January 31, 1996
 Net sales                                            $21,419         19,888          24,850       31,949
 Gross profit                                           6,189          6,081           6,828        8,800
 Net income                                             1,465          1,274            (249)         609


(16)     INVESTMENT IN VCM, LTD.

         On August 3, 1997, the Company commenced operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores, whereby VCM operates the toy, sporting goods, and expanded health and beauty care departments for the Value City department store chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's investment in VCM, which is accounted for under the equity method, was $9,637. In addition to its 50 percent equity share of VCM's net profit or loss, the Company receives a management fee equal to three percent of net sales. For fiscal 1997, sales to VCM amounted to $4,539. At January 31, 1998, the Company recorded an account receivable from VCM of $1,421 representing sales, management fees and invoices paid on behalf of VCM.

(17)     EARNINGS PER SHARE

         In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. The Company adopted this standard, as required for its January 31, 1998 financial statements. For the years presented, the Company presents both basic and diluted earnings per share.

         The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

                                                      Fiscal Year Ended
                                          -------------------------------------------
                                                             Pro forma as adjusted
                                                             ---------------------
                                          January 31,     January 25,     January 31,
                                             1998            1997            1996
                                          -----------     -----------     -----------
NUMERATOR:
Net income available to
 Common shareholders
 used in basic and diluted
 net income per share                     $    8,517      $    8,501      $    6,442

DENOMINATOR:
Weighted-average number
 of Common Shares used
 in basic earnings per share               9,162,100       9,170,100       9,170,100
Net dilutive effect of stock options         103,300         215,900             -
                                          ----------      ----------      ----------

Weighted-average number of
 Common Shares and dilutive
 potential Common Shares
 used in diluted net income
 per share                                 9,265,400       9,386,000       9,170,100
                                          ==========      ==========      ==========

Basic net income per share                $     0.93            0.93            0.70
Diluted net income per share              $     0.92            0.91            0.70

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

                                                  MAZEL STORES, INC.

                                                  By:  /s/ Reuven D. Dessler
                                                       ------------------------------------
                                                       Reuven D.  Dessler
                                                       Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 30, 1998.

                   SIGNATURES                                                  TITLE
                   ----------                                                  -----

        /s/ Reuven D.  Dessler                                Chairman and Chief Executive Officer
----------------------------------------                      (Principal Executive Officer) and Director
            Reuven D.  Dessler

        /s/ Susan Atkinson                                    Chief Financial Officer (Principal Financial
----------------------------------------                      and Accounting Officer)
            Susan Atkinson

        /s/ Charles Bilezikian                                Director
----------------------------------------
            Charles Bilezikian

        /s/ Brady Churches                                    Director
----------------------------------------
            Brady Churches

        /s/ Phillip Cohen                                     Director
----------------------------------------
            Phillip Cohen

        /s/ Robert Horne                                      Director
----------------------------------------
            Robert Horne

        /s/ Jacob Koval                                       Director
----------------------------------------
            Jacob Koval

        /s/ Ned L. Sherwood                                   Director
----------------------------------------
            Ned L. Sherwood

        /s/ Jerry Sommers                                     Director
----------------------------------------
            Jerry Sommers

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
------                                  -----------------------
   3.1        Amended and Restated Articles of Incorporation*
   3.2        Amended and Restated Code of Regulations*
   4.1        Asset Based Loan and Security Agreement dated March 10, 1998 By and Among the Lending
              Institutions and Registrant and Subsidiaries
  10.1        Amended and Restated Employment Agreement of Reuven Dessler dated September 30, 1996*
  10.2        Amended and Restated Employment Agreement of Jacob Koval dated September 30, 1996*
  10.3        Employment Agreement of Brady Churches dated November 1, 1995*
  10.4        Amendment to Brady Churches Employment Agreement dated September 30, 1996*
  10.5        Employment Agreement of Jerry Sommers dated November 1, 1995*
  10.6        Amendment to Jerry Sommers Employment Agreement dated September 30, 1996*
  10.7        Amended and Restated Employment Agreement of Susan Atkinson dated September 30, 1996*
  10.8        Amendment to Susan Atkinson Employment Agreement dated February 1, 1998
  10.10       1996 Stock Option Plan*
  10.11       Restricted Stock Plan*
  10.12       Solon, Ohio Facility Lease, dated as of January 1, 1989, including three amendments thereto*
  10.13       Englewood, NJ Facility Lease*
  10.17       VCM, Ltd. Agreement dated July 14, 1997**
  21          List of Subsidiaries
  23          Consent of Independent Auditors
  24.1        Powers of Attorney
  27          Financial Data Schedule

  *     Incorporated by reference to exhibit with same exhibit number included in the
        Registrant's Registration Statement on Form S-1 (File #333-11739) as amended.

  **    Incorporated by reference to an exhibit included in the Quarterly Statement on Form 10-Q for the quarter ended October 26, 1996.