Form 10-Q
period 1998-05-02
MAZEL STORES INC
filed 1998-06-15
CIK 1022536

                                            United States
                                 Securities and Exchange Commission
                                       Washington, D.C.  20549

                                              FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    May 2, 1998
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597

                               MAZEL STORES, INC.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                             34-1830097
-------------------------------                             ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

                                31000 Aurora Road
                                Solon, Ohio 44139
                   -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  440-248-5200
                              --------------------
              (Registrant's telephone number, including area code)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  *    No
                                      ------   -------

         Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

         Common Shares, no par value, outstanding as of May 29, 1998: 9,141,800.



                                     1 of 15

                       MAZEL STORES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                       Page No.
                                                                       --------

                         PART I - FINANCIAL INFORMATION

 Item 1.    Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets -
            May 2, 1998 and January 31, 1998                                4

            Consolidated Statements of Operations -
            for the quarter ended May 2, 1998 and April 26, 1997            5

            Consolidated Statements of Cash Flows -
            for the quarter ended May 2, 1998 and April 26, 1997            6

            Notes to Consolidated Financial Statements                      7

 Item 2.    Management's Discussion and Analysis of Financial               8
            Condition and Results of Operations


                          PART II - OTHER INFORMATION

 Items 1- 6.                                                               14


 Signatures                                                                15















                                     2 of 15

                         PART I - FINANCIAL INFORMATION

              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      The Registrant's Consolidated Financial Statements follow this page.











                                     3 of 15




                               MAZEL STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        May 2,                 January 31,
                                                                        1998                       1998
                                                                        ----                       ----
ASSETS                                                               (Unaudited)
Current assets
     Cash and cash equivalents                                       $   1,676                     1,240
     Accounts receivable-trade, less allowance for doubtful
        accounts of $195 in both periods presented                      15,059                    15,507
     Notes and other receivables                                           206                       334
     Inventories                                                        62,470                    53,676
     Prepaid expenses                                                    1,747                     1,194
     Deferred income taxes                                               2,837                     2,837
                                                                     ---------                 ---------

             Total current assets                                       83,995                    74,788

     Equipment, furniture, and leasehold improvements, net              12,472                    10,889
     Other assets                                                        4,403                     3,183
     Investment in VCM, Ltd.                                             8,738                     8,879
     Notes and accounts receivable-related parties                       4,408                     3,952
     Goodwill, net                                                      10,623                    10,701
     Deferred income taxes                                               1,492                     1,492
                                                                     ---------                 ---------
                                                                      $126,131                   113,884
                                                                     =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Long-term debt, current portion                                 $   2,017                        17
     Accounts payable                                                   20,635                    14,362
     Accrued expenses                                                    3,700                     4,036
     Other current liabilities                                             747                       511
                                                                     ---------                 ---------
             Total current liabilities                                  27,099                    18,926
     Revolving line of credit                                           22,648                    19,716
     Long-term debt, net of current portion                                 44                        48
     Other liabilities                                                   2,563                     2,355
                                                                     ---------                 ---------
             Total liabilities                                          52,354                    41,045
Stockholders' equity
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                   -                          -
     Common stock, no par value; 14,000,000 shares authorized;
        9,141,800 and 9,144,200 shares issued and
        outstanding, respectively                                         -                          -
     Additional paid-in capital                                         64,320                    64,302
     Retained earnings                                                   9,457                     8,537
                                                                     ---------                 ---------
             Total stockholders' equity                                 73,777                    72,839
                                                                     ---------                 ---------
Commitments and contingencies
                                                                      $126,131                   113,884
                                                                     =========                 =========


           See accompanying notes to consolidated financial statements


                                     4 of 15



                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      Fiscal Quarter Ended
                                                                      --------------------
                                                                    May 2,            April 26,
                                                                     1998                1997
                                                                    ------              -----
Net sales                                                          $ 48,907            43,128
Cost of sales                                                        31,586            28,284
                                                                    -------           -------
          Gross profit                                               17,321            14,844
Selling, general, and administrative expense                         15,213            12,220
                                                                    -------           -------
          Operating profit                                            2,108             2,624
Other income (expense)
  Interest expense, net                                                (432)              (45)
  Other                                                                (140)              107
                                                                   --------           -------
          Income before income taxes                                  1,536             2,686
Income tax expense                                                      614             1,155
                                                                   --------           -------
          Net income                                              $     922             1,531
                                                                   ========           =======

Net income per share (basic)                                      $    0.10              0.17
Net income per share (diluted)                                    $    0.10              0.16

Average shares outstanding (basic)                                9,141,000         9,170,100
Average shares outstanding (diluted)                              9,191,000         9,367,100










           See accompanying notes to consolidated financial statements



                                     5 of 15




                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               Fiscal Quarter Ended
                                                                               --------------------
                                                                          May 2,                 April 26,
                                                                          1998                      1997
                                                                        ---------                 -------
Cash flows from operating activities
     Net income                                                      $     922                     1,531
     Adjustments to reconcile net income to net
         cash provided by (used in) operating activities
            Depreciation and amortization                                  556                       332
            Equity in net loss from VCM Ltd.                               141                       -
            Changes in operating assets and liabilities
               Accounts receivable - trade                                 448                    (2,837)
               Notes and other receivables                                 128                      (192)
               Inventories                                              (8,794)                   (9,535)
               Prepaid expenses                                           (553)                      164
               Other assets                                               (462)                       92
               Accounts payable                                          6,273                       370
               Accrued expenses and other liabilities                      106                       587
                                                                      ---------                  --------

                   Total adjustments                                    (2,157)                  (11,019)
                                                                      ---------                  --------

             Net cash used in operating activities                      (1,235)                   (9,488)
                                                                      ---------                  --------

Cash flows from investing activities
      Capital expenditures                                              (2,005)                   (1,003)
      Cash paid for lease acquisitions                                  (1,270)
                                                                      ---------                  --------

             Net cash used in investing activities                      (3,275)                   (1,003)
                                                                      ---------                  --------

Cash flows from financing activities
      Repayment of debt                                                     (4)                    3,677
      Net borrowings under credit facility                               4,932                       -
      Sale of common shares                                                 18                       -
                                                                      ---------                  --------

             Net cash provided by financing activities                   4,946                     3,677
                                                                      ---------                  --------

Net increase (decrease) in cash and cash equivalents                       436                    (6,814)
Cash and cash equivalents at beginning of period                         1,240                     8,010
                                                                      ---------                  --------

Cash and cash equivalents at end of period                           $   1,676                     1,196
                                                                     =========                 =========





           See accompanying notes to consolidated financial statements


                                     6 of 15

                               MAZEL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE FISCAL QUARTERS ENDED MAY 2, 1998 AND APRIL 26, 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  Basis of Presentation

     The financial statements for the fiscal quarters ended May 2, 1998 and April 26, 1997 represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

     In the opinion of management, the information herein includes all adjustments which are normal and recurring in nature and necessary to present fairly the results of the interim periods shown in accordance with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

         The unaudited interim consolidated financial statements have been prepared using the same accounting principles that were used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 and should be read in conjunction with the consolidated financial statements and the notes thereto.

(2) Investments in VCM, Ltd.

         On August 3, 1997, the Company commenced the operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores, whereby VCM operates the toy, sporting goods, and expanded health and beauty care departments for the Value City department store chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's investment in VCM, which is accounted for under the equity method, was $9,637. In addition to its 50 percent equity share of VCM's net profit or loss, the Company receives a management fee equal to three percent of net sales.

(3) Earnings Per Share

         During 1997, the FASB issued SFAS No. 128, Earnings per Share, which changed the computation and presentation of earnings per share information. SFAS No. 128 was adopted for the fiscal year ended January 31, 1998. The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.


                                                          Fiscal Quarter Ended
                                                          May 2,     April 26,
                                                          1998         1997
                                                        ----------   ---------

NUMERATOR:
Net income available to Common shareholders used
 in basic and diluted net income per share                   $ 922      $1,531

DENOMINATOR:
Weighted-average number of Common Shares used
 in basic earnings per share                             9,141,000   9,170,100
Net dilutive effect of stock options                        50,000     197,000
                                                        ----------   ---------

Weighted-average number of Common Shares and
 dilutive potential Common Shares used in diluted
 net income per share                                    9,191,000   9,367,100

Basic net income per share                                   $0.10        0.17
Diluted net income per share                                 $0.10        0.16



                                     7 of 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The Company was founded in 1975 as a wholesaler of closeout merchandise. In fiscal 1996, the Company purchased the established Odd Job retail business, consisting of 12 retail stores and a warehouse and distribution facility, from a shareholder of the Company. At the end of the fiscal 1998 first quarter, the Company operated 38 closeout retail stores, including 20 in New York (six of which are in Manhattan), 14 in New Jersey, and two each in Pennsylvania and Connecticut.

         Management's business strategy has expanded from a primary focus on wholesale operations to an emphasis on growth of its Odd Job retail business. The execution of this strategy coupled with the fiscal 1997 investment in VCM, Ltd. has transformed the Company into a "retailer", with quarterly sales and earnings patterns similar to other retail operations. The Company's Odd Job expansion plan is to open 13 to 15 stores in fiscal 1998 and 15 stores in fiscal 1999.

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

         The results of operations set forth below describe the Company's retail and wholesale segments and the Company's combined corporate structure.




                                     8 of 15




                               MAZEL STORES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         Fiscal Quarter Ended
                                                 May 2, 1998               April 26,1997
                                          ------------------------   -----------------------

                                                        Percent of                Percent of
                                            Amount      Net Sales      Amount      Net Sales
                                            ------      ---------      ------      ---------
Net sales
   Retail                                   $ 28,470        58.21%      21,044         48.79%
   Wholesale                                  20,437        41.79%      22,084         51.21%
                                            --------       ------      -------        ------
                                              48,907       100.00%      43,128        100.00%
Gross profit
   Retail                                     11,373        39.95%       8,290         39.39%
   Wholesale                                   5,948        29.10%       6,554         29.68%
                                             -------       ------      -------        ------
                                              17,321        35.42%      14,844         34.42%
Segment operating profit
   Retail                                         49         0.17%         527          2.50%
   Wholesale                                   2,332        11.41%       3,096         14.02%
   Corporate                                    (273)       -0.56%        (999)        -2.32%
                                            --------       -------    --------        -------
                                               2,108         4.31%       2,624          6.08%

Interest expense,  net                           432         0.88%          45          0.10%
Other (income) expense                           140         0.29%        (107)        -0.25%
Income tax expense                               614         1.26%       1,155          2.68%
                                             -------       -------      ------        -------
Net income                                  $    922         1.88%       1,531          3.55%
                                             =======       =======       =====        =======

Net income per share
   Basic                                    $   0.10                      0.17
   Diluted                                  $   0.10                      0.16









                                     9 of 15

RETAIL SEGMENT

First Quarter 1998 versus First Quarter 1997

        Net sales increased $7.5 million, or 35.3% to $28.5 million in the first quarter 1998, from $21.0 million for the first quarter 1997. Comparable store net sales increased 1.4%, or $300,000, from a base of 23 stores, which includes high single digit increases in stores opened during fiscal 1996. The remainder of the sales increase resulted from sales at the nine stores opened during fiscal 1997 and from the six stores opened during the first quarter 1998.

        Gross profit increased $3.1 million, or 37.2%, to $11.4 million in the first quarter 1998, from $8.3 million in first quarter 1997. Gross margin increased to 40.0% in the first quarter 1998, from 39.4% in the first quarter 1997. The increase in gross margin was due primarily to typically higher gross margin in new stores, which includes vendor rebates.


        Selling, general and administrative expense increased $3.5 million, or 45.9%, to $11.3 million in the first quarter 1998, from $7.8 million in the first quarter 1997. Selling, general and administrative expense, as a percentage of net sales, increased to 39.8% in the first quarter 1998, from 36.9% in the first quarter 1997. The increase primarily resulted from $3.3 million of increased store level expenses, particularly payroll and occupancy expenses related to the new stores and higher warehouse related expenses. In addition, $470,000 of preopening expenses associated with stores opened in the 1998 first quarter, and administrative support expenses related to the addition of key management positions in the retail segment had no comparable offset in the 1997 first quarter.

         Operating profit decreased to $49,000 for the first quarter 1998, from $527,000 for the first quarter 1997. As a percentage of net sales, operating margin decreased to 0.2%, from 2.5%. This decrease was primarily due to the factors described above.


WHOLESALE SEGMENT

First Quarter 1998 versus First Quarter 1997

        Net sales decreased $1.7 million, or 7.5%, to $20.4 million in the first quarter 1998, from $22.1 million in the first quarter 1997. The decrease was due mostly to lower shipments to the Company's largest wholesale customer, partially offset by increased sales of proprietary goods and sales to new customers, including VCM, Ltd.

        Gross profit decreased $606,000, or 9.2%, to $5.9 million in the first quarter 1998, from $6.6 million in the first quarter 1997. Gross margin decreased to 29.1% in the first quarter 1998 from 29.7% in the first quarter 1997. The decrease in gross profit was due primarily to lower sales while the decrease in gross margin was attributable to a decrease in margin on drop shipped sales, from similar sales levels in the fiscal 1997 first quarter.

        Selling, general and administrative expense increased $158,000, or 4.6%, to $3.6 million in the first quarter 1998, from $3.5 million in the first quarter 1997. As a percentage of net sales,

                                    10 of 15
selling, general and administrative expense increased to 17.7% in the first quarter 1998, from 15.7% in the first quarter 1997. The increase was primarily attributable to higher warehouse expense, associated with rent on the 100,000 square foot addition completed in third quarter 1997.

        Wholesale operating profit decreased to $2.3 million in the first quarter 1998, from $3.1 million in the first quarter 1997. As a percentage of net sales, operating margin decreased to 11.4% in the first quarter 1998, from 14.0% in the comparable 1997 quarter, due to the factors described above.


CORPORATE EXPENSES

First Quarter 1998 versus First Quarter 1997

        Corporate expenses consist of the cost of senior management and shared administrative resources which are utilized by both segments of the business. Corporate expenses decreased $726,000, or 72.7%, to $273,000 during the first quarter 1998, from $1.0 million for the first quarter 1997. Corporate expenses decreased as a percentage of total Company's sales to 0.6% in the first quarter 1998, from 2.3% in the first quarter 1997. The decrease in corporate expenses was due to the inclusion of $622,000 of management fee revenue from VCM, Ltd. and lower public company expenses.


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

Historically, the Company's growth has been financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit. In March 1998, the Company entered into a new $60.0 million credit facility that expires on November 15, 2002. This facility is comprised of a $50.0 million revolving line of credit and a $10.0 million term loan. Availability on the facility is the lesser of the total credit commitment or a borrowing base calculation based upon the Company's accounts receivable and inventories. The facility contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and



                                    11 of 15
limitations on capital expenditures and investments.

Cash used by consolidated operating activities was $1.2 million for the first quarter 1998 and $9.5 million for the first quarter 1997. Increases in inventories partially offset by an increase in trade payables, comprised the majority of cash used by operating activities for the first quarter 1998. Increases in accounts receivable and inventories accounted for the cash used by operating activities for first quarter 1997. Cash used in investing activities increased to $3.3 million in the first quarter 1998, representing capital expenditures of $2.0 million and lease purchases of $1.3 million. Cash used in investing activities, all capital expenditures, were $1.0 million for the first quarter 1997. Cash generated by financing activities of $4.9 million and $3.7 million for the first quarter 1998 and first quarter 1997, respectively, was the result of additional borrowings from the Company's credit facility.

Working capital increased to $56.9 million at May 2, 1998, from $55.9 million at January 31, 1998, primarily as a result of an increase in inventory and partially offset by an increase in trade payables. The current ratio was 3.10 at May 2, 1998, compared to 3.95 at January 31, 1998.

The Company currently anticipates opening new stores in each of the next few years. In addition to new store openings, the Company may increase the number of stores it operates through acquisitions. Management believes that, from time to time, acquisition opportunities will arise. Possible acquisitions will vary in size and the Company will consider large acquisitions that could be material to the Company. In order to finance any such possible acquisitions, the Company may use cash flow from operations, may borrow additional amounts under its revolving credit facility, may seek to obtain additional debt or equity financing or may use its equity securities as consideration. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions.


SEASONALITY

The Company, with the growth of the retail operations and the retail orientation of the VCM, Ltd. joint venture, has shifted its business mix more toward retail. This shift will also effect the net sales and earnings pattern of the Company, with a greater weighting toward the second half of the fiscal year.




                                    12 of 15

YEAR 2000 DISCLOSURE

The Company has completed a review of its management information systems regarding "Year 2000" issues. The Company's planned systems initiatives will resolve the majority of the issues as current systems are converted to year 2000 compliant systems. The company expects to bring all of its management information systems into year 2000 compliance by fiscal 1999. While it is likely that these efforts will be successful, if necessary modifications and conversions are not completed in a timely manner, the year 2000 issue could have an adverse effect on the Company's operations. Costs associated with making management information systems year 2000 complaint are expected to have a material effect on the Company's financial position or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires public business enterprises to report certain information about operating segments, as well as certain information about products and services, geographic areas in which an enterprise operates, and any major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 will have no effect on the Company's financial condition or results of operations.


FORWARD LOOKING STATEMENTS

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





                                    13 of 15

                                     PART II
                                OTHER INFORMATION

Item 1.          Legal Proceedings
                 None
Item 2.          Changes in Securities
                 None
Item 3.          Default upon Senior Securities
                 None
Item 4.          Submission of matters to a vote of security holders
                 None
Item 5.          Other Information
                 None
Item 6.          Exhibits and Reports on Form 8K
                 Exhibit 27- Financial Data Schedule









                                    14 of 15

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MAZEL STORES, INC.
                                        (Registrant)


____________________                    _____________________________________
Date                                    Reuven Dessler
                                        Chairman and Chief Executive Officer



____________________                    _____________________________________
Date                                    Sue Atkinson
                                        Senior Vice President -
                                        Chief Financial Officer and Treasurer