Form 10-Q/A
period 1998-05-02
MAZEL STORES INC
filed 1998-06-15
CIK 1022536

                                            United States
                                 Securities and Exchange Commission
                                       Washington, D.C.  20549

                                              FORM 10-Q/A

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


                                        MAZEL STORES, INC.
                                        (Registrant)


6/15/98                                 /s/ Reuven Dessler
--------------------                    -------------------------------------
Date                                    Reuven Dessler
                                        Chairman and Chief Executive Officer



6/15/98                                 /s/ Sue Atkinson
--------------------                    -------------------------------------
Date                                    Sue Atkinson
                                        Senior Vice President -
                                        Chief Financial Officer and Treasurer