Form 10-Q
period 1998-08-01
MAZEL STORES INC
filed 1998-09-14
CIK 1022536

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     August 1, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  transition  period from  __________________ to ________________.

                           Commission File No. 0-21597

                               MAZEL STORES, INC.
                    ----------------------------------------
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
Yes    *    No
    -------   --------

     Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

     Common Shares, no par value, outstanding as of August 31, 1998: 9,140,400.


                                    1 of 18

                       MAZEL STORES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                 Page No.
                                                                 --------

         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets -
         August 1, 1998 and January 31, 1998                          4

         Consolidated Statements of Operations -
         for the 13 and 26 week periods ended
         August 1, 1998 and July 26, 1997                             5

         Consolidated Statements of Cash Flows -
         for the 26 week periods ended August 1,
         1998 and July 26, 1997                                       6

         Notes to Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial            9
         Condition and Results of Operations


                     PART II - OTHER INFORMATION

         Items 1- 6.                                                 17


         Signatures                                                  18


                                     2 of 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The Registrant's Consolidated Financial Statements follow this page.




                                    3 of 18

                               MAZEL STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                        August 1,      January 31,
                                                                         1998             1998
                                                                        --------        --------
ASSETS                                                                (Unaudited)
Current assets
     Cash and cash equivalents                                          $  1,649           1,240
     Accounts receivable-trade, less allowance for doubtful
        accounts of $195 in both periods presented                        11,868          15,507
     Notes and other receivables                                             415             334
     Inventories                                                          63,437          53,676
     Prepaid expenses                                                      3,494           1,194
     Deferred income taxes                                                 2,837           2,837
                                                                        --------        --------

             Total current assets                                         83,700          74,788

     Equipment, furniture, and leasehold improvements, net                14,408          10,889
     Other assets                                                          4,302           3,183
     Investment in VCM, Ltd.                                               8,271           8,879
     Notes and accounts receivable-related parties                         5,009           3,952
     Goodwill, net                                                        10,544          10,701
     Deferred income taxes                                                 1,492           1,492
                                                                        --------        --------

                                                                        $127,726         113,884
                                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Long-term debt, current portion                                    $  2,017              17
     Accounts payable                                                     19,481          14,362
     Accrued expenses                                                      2,399           4,036
     Other current liabilities                                               865             511
                                                                        --------        --------
             Total current liabilities                                    24,762          18,926
     Revolving line of credit                                             25,528          19,716
     Long-term debt, net of current portion                                   42              48
     Other liabilities                                                     2,733           2,355
                                                                        --------        --------
             Total liabilities                                            53,065          41,045
Stockholders'equity
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                       --              --
     Common stock, no par value; 14,000,000 shares authorized;
        9,140,400 and 9,144,200 shares issued and
        outstanding, respectively                                         64,320          64,302
     Retained earnings                                                    10,341           8,537
                                                                        --------        --------
             Total stockholders'equity                                    74,661          72,839
Commitments and contingencies
                                                                        --------        --------
                                                                        $127,726         113,884
                                                                        ========        ========


           See accompanying notes to consolidated financial statements



                                    4 of 18

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                     13 Weeks Ended                   26 Weeks Ended
                                               ---------------------------     ---------------------------
                                                August 1,        July 26,        August 1,      July 26,
                                                  1998            1997            1998            1997
                                               -----------     -----------     -----------     -----------

Net sales                                       $   53,333          49,053         102,240          92,181
Cost of sales                                       34,262          32,893          65,848          61,177
                                               -----------     -----------     -----------     -----------
     Gross profit                                   19,071          16,160          36,392          31,004
Selling, general and administrative
        expense                                     16,600          12,522          31,813          24,742
                                               -----------     -----------     -----------     -----------
     Operating profit                                2,471           3,638           4,579           6,262
Other income (expense)
     Interest expense, net                            (535)           (130)           (967)           (175)
     Other                                            (468)             --            (608)            107
                                               -----------     -----------     -----------     -----------
     Income before income taxes                      1,468           3,508           3,004           6,194
Income tax expense                                     587           1,506           1,201           2,661
                                               -----------     -----------     -----------     -----------
     Net income                                $       881           2,002           1,803           3,533
                                               ===========     ===========     ===========     ===========

Net income per common share:
     Basic                                     $      0.10            0.22            0.20            0.39
     Diluted                                   $      0.10            0.22            0.20            0.38

Weighted average common shares outstanding:
     Basic                                       9,140,400       9,170,100       9,140,700       9,170,100
     Diluted                                     9,158,900       9,200,000       9,174,800       9,283,500

           See accompanying notes to consolidated financial statements


                                    5 of 18

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  26 Weeks Ended
                                                           ---------------------------
                                                             August  1,      July 26,
                                                               1998            1997
                                                           -----------     -----------
Cash flows from operating activities
     Net income                                            $     1,803           3,533
     Adjustments to reconcile net income to net
         cash used in operating activities
            Depreciation and amortization                        1,249             638
            Equity in net loss from VCM, Ltd.                      608              --
            Changes in operating assets and liabilities
               Accounts receivable - trade                       3,639          (7,406)
               Notes and other receivables                         (81)            (36)
               Inventories                                      (9,761)        (11,399)
               Prepaid expenses                                 (2,300)           (358)
               Other assets                                     (1,082)           (241)
               Accounts payable                                  5,119             (52)
               Accrued expenses and other liabilities             (905)          1,697
                                                           -----------     -----------
                   Total adjustments                            (3,514)        (17,157)
                                                           -----------     -----------
            Net cash used in operating activities               (1,711)        (13,624)
                                                           -----------     -----------

Cash flows from investing activities
      Capital expenditures                                      (4,434)         (1,654)
      Cash paid for lease acquisitions                          (1,270)             --
                                                           -----------     -----------
            Net cash used in investing activities               (5,704)         (1,654)
                                                           -----------     -----------

Cash flows from financing activities
      Repayment of debt                                             (6)             --
      Repayments under credit facility                         (20,627)        (12,885)
      Borrowings under credit facility                          28,439          21,905
      Sale of common shares                                         18              --
                                                           -----------     -----------
             Net cash provided by financing activities           7,824           9,020
                                                           -----------     -----------

Net increase (decrease) in cash and cash equivalents               409          (6,258)
Cash and cash equivalents at beginning of period                 1,240           8,010
                                                           -----------     -----------
Cash and cash equivalents at end of period                 $     1,649           1,752
                                                           ===========     ===========


           See accompanying notes to consolidated financial statements


                                    6 of 18

                               MAZEL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED AUGUST 1, 1998 AND JULY 26,
                                      1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  Basis of Presentation

The financial statements for the fiscal second quarters and first half ended August 1, 1998 and July 26, 1997, respectively, represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

In the opinion of management, this information includes all adjustments that are normal and recurring in nature and necessary to present fairly the results of the interim periods shown in accordance with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

The unaudited interim consolidated financial statements have been prepared using the same accounting principles that were used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 and should be read in conjunction with the consolidated financial statements and the notes thereto.

(2) Investment in VCM, Ltd.

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



                                    7 of 18

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

                                                                    13 Weeks Ended             26 Weeks Ended
                                                               ------------------------    -------------------------
                                                                August 1,     July 26,     August 1,      July 26,
                                                                  1998          1997          1998          1997
                                                               ----------    ----------    ----------    ----------
NUMERATOR:
Net income available to Common shareholders used
   in basic and diluted net income per share                   $      881         2,002         1,803         3,533

DENOMINATOR:
Weighted-average number of Common Shares used
   in basic earnings per share                                  9,140,400     9,170,100     9,140,700     9,170,100
Net dilutive effect of stock options                               18,500        29,900        34,100       113,400
                                                               ----------    ----------    ----------    ----------

Weighted-average number of Common Shares and
   dilutive potential Common Shares used in diluted
   net income per share                                         9,158,900     9,200,000     9,174,800     9,283,500
                                                               ==========    ==========    ==========    ==========

Basic net income per share                                     $     0.10          0.22          0.20          0.39
Diluted net income per share                                   $     0.10          0.22          0.20          0.38



                                    8 of 18

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

The Company was founded in 1975 as a wholesaler of closeout merchandise. In fiscal 1996, the Company purchased the established Odd Job retail business, consisting of 12 retail stores and a warehouse and distribution facility, from a shareholder of the Company. At the end of the fiscal 1998 second quarter, the Company operated 41 closeout retail stores, including 22 in New York (six of which are in Manhattan), 15 in New Jersey, and two each in Pennsylvania and Connecticut. The Company opened nine new stores during the fiscal 1998 first half.

Management's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its Odd Job retail business. The execution of this strategy coupled with the fiscal 1997 investment in VCM, Ltd. has transformed the Company into a "retailer", with quarterly sales and earnings patterns similar to other retail operations. The Company's Odd Job expansion plan is to open 13 to 15 stores in fiscal 1998 and 15 to 18 stores in fiscal 1999. In support of the retail expansion, the Company has initiated a search for a larger warehouse and distribution facility.

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The results of operations set forth below describe the Company's retail and wholesale segments and the Company's combined corporate structure.



                                    9 of 18

                               MAZEL STORES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      13 Weeks Ended
                                  -------------------------------------------------------
                                  August 1,                        July 26,
                                    1998                %            1997              %
                                  -------------------------------------------------------

Net Sales
  Retail                          $ 34,835           65.32%         23,218           47.33%
  Wholesale                         18,498           34.68%         25,835           52.67%
                                  --------        --------        --------        --------
                                    53,333          100.00%         49,053          100.00%
Gross profit
  Retail                            13,875           39.83%          9,375           40.38%
  Wholesale                          5,196           28.09%          6,785           26.26%
                                  --------        --------        --------        --------
                                    19,071           35.76%         16,160           32.94%
Segment operating profit
  Retail                               823            2.36%          1,121            4.83%
  Wholesale                          2,179           11.78%          3,510           13.59%
  Corporate                           (531)          (1.00%)          (993)          (2.02%)
                                  --------        --------        --------        --------
                                     2,471            4.63%          3,638            7.42%

Interest expense, net                  535            1.00%            130            0.27%
Other (income) expense                 468            0.88%             --              --
Income tax expense                     587            1.10%          1,506            3.07%
                                  --------        --------        --------        --------
Net income                        $    881            1.65%          2,002            4.08%
                                  ========        ========        ========        ========

Net income per common share:
  Basic                           $   0.10                            0.22
  Diluted                         $   0.10                            0.22


                                                      26 Weeks Ended
                                  --------------------------------------------------------
                                   August 1,                     July 26,
                                     1998              %            1997               %
                                  --------------------------------------------------------

Net Sales
  Retail                          $ 63,305          61.92%         44,262           48.02%
  Wholesale                         38,935          38.08%         47,919           51.98%
                                  --------       --------        --------        --------
                                   102,240         100.00%         92,181          100.00%
Gross profit
  Retail                            25,248          39.88%         17,665           39.91%
  Wholesale                         11,144          28.62%         13,339           27.84%
                                  --------       --------        --------        --------
                                    36,392          35.59%         31,004           33.63%
Segment operating profit
  Retail                               872           1.38%          1,648            3.72%
  Wholesale                          4,511          11.59%          6,606           13.79%
  Corporate                          ( 804)         (0.79%)        (1,992)          (2.16%)
                                  --------       --------        --------        --------
                                     4,579           4.48%          6,262            6.79%

Interest expense, net                  967           0.95%            175            0.19%
Other (income) expense                 608           0.59%           (107)          (0.12%)
Income tax expense                   1,201           1.17%          2,661            2.89%
                                  --------       --------        --------        --------
Net income                           1,803           1.76%          3,533            3.83%
                                  ========       ========        ========        ========

Net income per common share:
  Basic                               0.20                           0.39
  Diluted                             0.20                           0.38


                                    10 of 18

RETAIL SEGMENT

Second Quarter 1998 versus Second Quarter 1997

Net sales increased $11.6 million, or 50.0%, to $34.8 million in the second quarter 1998, from $23.2 million for the second quarter 1997. Comparable store net sales increased 0.8%, or $188,000, on a base of 23 stores, which includes high single digit increases in stores opened during fiscal 1996. The remainder of the sales increase resulted from sales in the nine stores opened during fiscal 1997 and from the nine stores opened during the fiscal 1998 first half.

Gross profit increased $4.5 million, or 48.0%, to $13.9 million in the second quarter 1998, from $9.4 million in second quarter 1997, driven by the higher sales level. Gross margin decreased to 39.8% in the second quarter 1998, from 40.4% in the second quarter 1997. The decrease in gross margin was attributable to large purchases in fiscal 1997 that produced high margins not duplicated in the current year, partially offset by higher gross margin in new stores, which includes vendor rebates.

Selling, general and administrative expense increased $4.8 million, or 58.1%, to $13.1 million in the second quarter 1998, from $8.3 million in the second quarter 1997. The increase resulted primarily from a $4.3 million increase in store level expenses, particularly payroll and occupancy expenses related to the new stores and higher warehouse related expenses. Also included in this increase are new store preopening costs of $600,000 for the second quarter 1998, compared to $76,000 in the second quarter 1997, and administrative support expenses related to the addition of key retail management positions that had no comparable offset in the 1997 second quarter. Selling, general and administrative expense, as a percentage of net sales, increased to 37.5% in the second quarter 1998, from 35.5% in the second quarter 1997.

Operating profit decreased to $823,000 for the second quarter 1998, from $1.1 million for the second quarter 1997. As a percentage of net sales, operating margin decreased to 2.4%, from 4.8%. This decrease was primarily due to the factors described above.

First Half 1998 versus First Half 1997

Net sales increased $19.0 million, or 43.0%, to $63.3 million in the first half 1998, from $44.3 million for the first half 1997. Comparable store net sales increased 1.1%, or $486,000. The remainder of the increase is due to sales at stores opened during fiscal 1997 and the fiscal 1998 first half.

Gross profit increased $7.6 million, or 42.9%, to $25.3 million in the first half 1998, from $17.7 million in first half 1997, due primarily to the higher sales level. Gross margin was unchanged at 39.9%. Gross margin was impacted by large purchases in fiscal 1997 that produced high margins not duplicated in the current year, offset by higher gross margin in new stores, which includes vendor rebates.

Selling, general and administrative expense increased $8.4 million, or 52.2%, to $24.4 million in

                                    11 of 18
the first half 1998, from $16.0 million in the first half 1997. The increase resulted primarily from $7.5 million of increased store level expenses, particularly payroll and occupancy expenses related to the new stores and higher warehouse related expenses. Also included in this increase are new store preopening costs of $1.1 million for the first half 1998, compared to $76,000 in the first half 1997, and administrative support expenses related to the addition of key retail management positions that had no comparable offset in the 1997 first half. Selling, general and administrative expense, as a percentage of net sales, increased to 38.5% in the first half 1998, from 36.2% in the first half 1997.

Operating profit decreased to $872,000 for the first half 1998, from $1.6 million for the first half 1997. As a percentage of net sales, operating margin decreased to 1.4%, from 3.7%. This decrease was primarily due to the factors described above.


WHOLESALE SEGMENT

Second Quarter 1998 versus Second Quarter 1997

Net sales decreased $7.3 million, or 28.4%, to $18.5 million in the second quarter 1998, from $25.8 million in the second quarter 1997. The decrease can be attributed to lower sales to the Company's largest wholesale customer, partially offset by increased sales of proprietary goods and sales to new customers.

Gross profit decreased $1.6 million, or 23.4%, to $5.2 million in the second quarter 1998, from $6.8 million in the second quarter 1997. Gross margin increased to 28.1% in the second quarter 1998 from 26.3% in the second quarter 1997. The decrease in gross profit was due primarily to lower sales while the increase in gross margin was attributable to higher margins in both stock and drop ship sales categories.

Selling, general and administrative expense decreased $258,000, or 7.9%, to $3.0 million in the second quarter 1998, from $3.3 million in the second quarter 1997. The decrease was primarily attributable to efficiencies in warehouse operations, partially offset by higher rent expense on a 100,000 square foot addition to the warehouse completed in third quarter 1997. As a percentage of net sales, selling, general and administrative expense increased to 16.3% in the second quarter 1998, from 12.7% in the second quarter 1997.

Wholesale operating profit decreased to $2.2 million in the second quarter 1998, from $3.5 million in the second quarter 1997. As a percentage of net sales, operating margin decreased to 11.8% in the second quarter 1998, from 13.6% in the second quarter 1997, due to the factors described above.

First Half 1998 versus First Half 1997

Net sales decreased $9.0 million, or 18.7%, to $38.9 million in the first half 1998, from $47.9


                                    12 of 18
million in the first half 1997. The decrease can be primarily attributed to lower sales to the Company's largest wholesale customer, partially offset by increased sales of proprietary goods and sales to new customers.

Gross profit decreased $2.2 million, or 16.5%, to $11.1 million in the first half 1998, from $13.3 million in the first half 1997. Gross margin increased to 28.6% in the first half 1998 from 27.8% in the first half 1997. The decrease in gross profit was due primarily to lower sales while the increase in gross margin was attributable to higher margins on stock sales.

Selling, general and administrative expense decreased $100,000, or 1.5%, to $6.6 million in the first half 1998, from $6.7 million in the first half 1997. The decrease was primarily attributable to efficiencies in warehouse operations and lower sales related costs, partially offset by higher rent expense on a 100,000 square foot addition to the warehouse completed in third quarter 1997. As a percentage of net sales, selling, general and administrative expense increased to 17.0% in the first half 1998, from 14.1% in the first half 1997.

Wholesale operating profit decreased to $4.5 million in the first half 1998, from $6.6 million in the first half 1997. As a percentage of net sales, operating margin decreased to 11.6% in the first half 1998, from 13.8% in the first half 1997, due to the factors described above.


CORPORATE EXPENSES

Second Quarter 1998 versus Second Quarter 1997

Corporate expenses consist of the cost of senior management and shared administrative resources that are utilized by both segments of the business. Corporate expenses decreased $462,000, or 46.5%, to $531,000 during the second quarter 1998, from $993,000 for the second quarter 1997. Corporate expenses decreased as a percentage of total Company's sales to 1.0% in the second quarter 1998, from 2.0% in the second quarter 1997. The decrease in corporate expenses was due to the inclusion of $560,000 of management fee revenue from VCM, Ltd.

First Half 1998 versus First Half 1997

Corporate expenses decreased $1.2 million, or 59.6%, to $804,000 during the first half 1998, from $2.0 million for the first half 1997. Corporate expenses decreased as a percentage of total Company's sales to 0.8% in the first half 1998, from 2.2% in the first half 1997. The decrease in corporate expenses was due primarily to the inclusion of $1.2 million of management fee revenue from VCM, Ltd.


LIQUIDITY AND CAPITAL RESOURCES




                                    13 of 18

The Company's primary requirements for capital consist of inventory purchases, expenditures related to new store openings, existing store remodeling, and other working capital needs. The Company takes advantage of closeout and other special situation purchasing opportunities that frequently result in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases. The Company's high level of committed credit allows it to take immediate advantage of special situation purchasing opportunities. Having such credit availability provides the Company with a competitive advantage measured against many of its competitors.

Historically, the Company's growth has been financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit. In March 1998, the Company entered into a new $60.0 million credit facility that expires on November 15, 2002. This facility is comprised of a $50.0 million revolving line of credit and a $10.0 million term loan. Borrowings under the facility bear interest, at the Company's option, at either the Bank's prime rate less 50 basis points or Libor plus a spread. Availability on the facility is the lesser of the total credit commitment or a borrowing base calculation based upon the Company's accounts receivable and inventories. The facility contains restrictive covenants that require minimum net worth levels, maintenance of certain financial ratios, and limitations on capital expenditures and investments.

Cash used by consolidated operating activities was $1.7 million for the first half 1998 and $13.6 million for the first half 1997. Increases in inventories, mostly attributable to the nine new retail stores, partially offset by a decrease in accounts receivable and an increase in trade payables, comprised the majority of cash used by operating activities for the first half 1998. Increases in accounts receivable and inventories accounted for the cash used by operating activities for first half 1997. Cash used in investing activities increased to $5.7 million in the first half 1998, representing capital expenditures of $4.4 million and cash paid for lease acquisitions of $1.3 million. Capital expenditures were $1.7 million for the first half 1997. Cash generated by financing activities of $7.8 million and $9.0 million for the first half 1998 and first half 1997, respectively, was the result of additional borrowings from the Company's credit facility.

Working capital increased to $58.9 million at August 1, 1998, from $55.9 million at January 31, 1998, primarily as a result of an increase in inventory and partially offset by a decrease in accounts receivable and an increase in trade payables. The current ratio was 3.38 at August 1, 1998, compared to 3.95 at January 31, 1998.

The Company currently anticipates opening new stores in each of the next few years. In addition to new store openings, the Company may increase the number of stores it operates through acquisitions. Management believes that, from time to time, acquisition opportunities will arise. Possible acquisitions will vary in size and the Company will consider large acquisitions that could be material to the Company. In order to finance any such possible acquisitions, the Company may use cash flow from operations, may borrow additional amounts under its revolving credit facility, may seek to obtain additional debt or equity financing or may use its


                                    14 of 18
equity securities as consideration. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions.


SEASONALITY

The Company, with the growth of the retail operations and the retail orientation of the VCM, Ltd. joint venture, has shifted its business mix more toward retail. This shift will also effect the net sales and earnings pattern of the Company, with a greater weighting toward the second half of the fiscal year.


YEAR 2000 DISCLOSURE

The Company has completed a review of its internal management information systems regarding "Year 2000" issues. The Company's planned systems initiatives will resolve the majority of the issues as current systems are converted to year 2000 compliant systems. For other legacy systems, the Company has developed an action plan and begun implementing remedial measures. All internal management information systems are expected to be in year 2000 compliance by mid-fiscal 1999. The Company estimates that costs associated with making internal management information systems year 2000 compliant will not be material, and thus will not have a material impact on the Company's financial position, results of operations, and cash flows. The Company also relies, directly and indirectly, on external systems of business enterprises such as suppliers, creditors, and financial organizations, both domestic and international. The Company's operations could also be effected if its external business partners do not successfully implement year 2000 compliant systems.


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

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. In June, 1998, the FASB issued SFAS No. 133, Accounting for Derivative


                                    15 of 18

Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 132 and SFAS No. 133 are currently not applicable to the Company.


FORWARD LOOKING STATEMENTS

Forward looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the successful implementation and timing of the Company's retail expansion plans, the ability to purchase quality closeout merchandise at prices that allow the Company to maintain or exceed expected margins on sales, the effect of comparable store sales on the small platform of stores and the disproportionate impact caused by individual buying transactions, any unanticipated problems at the Company's distribution facilities or in the transportation of merchandise in general, the operating and financial results of the Value City joint venture, and the continued effect of the Consolidated Stores/Mac Frugal merger on wholesale sales. Please refer to the Company's subsequent SEC filings under the Securities Exchange Act of 1934, as amended, for further information.



                                    16 of 18

                                     PART II
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              None

ITEM 2.       CHANGES IN SECURITIES
              None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES
              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              The Company's annual meeting of shareholders was held on June 4, 1998.

At the annual meeting, the Company's shareholders elected Charles Bilezikian, Brady Churches, and Robert Horne as Directors for a three year term expiring at the annual meeting of shareholders in 2001. Reuven Dessler and Ned Sherwood continued as Directors whose term expires at the annual meeting of shareholders in 1999. Phillip Cohen, Jacob Koval, and Jerry Sommers continued as Directors whose term expires at the annual meeting of shareholders in 2000. The following tabulation represents the voting for the Directors:

                                                              Withheld
                Nominee                         For           Authority
        -------------------------         ---------           ---------
        Charles Bilezikian                7,296,549             17,107
        Brady Churches                    7,310,166              3,490
        Robert Horne                      7,312,456              1,200

At the annual meeting, the Company's shareholder's ratified the appointment of KPMG Peat Marwick LLP as auditors of the Company for the fiscal year ended January 30, 1999. The holders of 7,311,956 shares of Common Stock voted to ratify the appointment, the holders of 300 shares voted against the ratification, and 1,400 holders abstained.

At the annual meeting, the Company's shareholder's approved an amendment to the 1996 Stock Option Plan that increased the number of authorized shares. The holders of 6,471,262 shares of Common Stock voted to approve the amendment, the holders of 168,940 shares voted against the approval, and 24,987 holders abstained.

ITEM 5.       OTHER INFORMATION
              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8K
              Exhibit 27 - Financial Data Schedule



                                    17 of 18

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MAZEL STORES, INC.
                                      (Registrant)


  9/15/98                             /s/ Reuven Dessler
---------------                       ----------------------------------------
Date                                  Reuven Dessler
                                      Chairman and Chief Executive Officer



  9/15/98                             /s/ Sue Atkinson
---------------                       ----------------------------------------
Date                                  Sue Atkinson
                                      Senior Vice President -
                                      Chief Financial Officer and Treasurer