Form 10-Q
period 1998-10-31
MAZEL STORES INC
filed 1998-12-15
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     October 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  440-248-5200
                                ----------------
              (Registrant's telephone number, including area code)

                    ----------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  *   No
                                      -----   -----

         Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

Common Shares, no par value, outstanding as of November 27, 1998: 9,140,400.

                                     1 of 18

                       MAZEL STORES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                             Page No.
                                                                             --------

         PART I - FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements (unaudited)

                   Consolidated Balance Sheets -
                   October 31, 1998 and January 31, 1998                           4

                   Consolidated Statements of Operations -
                   for the 13 and 39 week periods ended
                   October 31, 1998 and October 25, 1997                           5

                   Consolidated Statements of Cash Flows -
                   for the 39 week periods ended
                   October 31, 1998 and October 25, 1997                           6

                   Notes to Consolidated Financial Statements                      7

         Item 2.   Management's Discussion and Analysis of Financial               9
                   Condition and Results of Operations


                   PART II - OTHER INFORMATION

         Item 6.                                                                  17


         Signatures                                                               18


                                     2 of 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      The Registrant's Consolidated Financial Statements follow this page.









                                     3 of 18

                               MAZEL STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     October 31,  January 31,
                                                                        1998        1998
                                                                    ----------    ----------
ASSETS                                                               (Unaudited)

Current assets
     Cash and cash equivalents                                      $    2,253         1,240
     Accounts receivable-trade, less allowance for doubtful
        accounts of $195 in both periods presented                      16,793        15,507
     Notes and other receivables                                           408           334
     Inventories                                                        72,168        53,676
     Prepaid expenses                                                    3,587         1,194
     Deferred income taxes                                               2,837         2,837
                                                                    ----------    ----------

             Total current assets                                       98,046        74,788

     Equipment, furniture, and leasehold improvements, net              16,553        10,889
     Other assets                                                        4,254         3,183
     Investment in VCM, Ltd. (note 2)                                    7,168         8,879
     Notes and accounts receivable-related parties                       5,551         3,952
     Goodwill, net                                                      10,466        10,701
     Deferred income taxes                                               1,492         1,492
                                                                    ----------    ----------

                                                                    $  143,530       113,884
                                                                    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Long-term debt, current portion                                $    2,017            17
     Accounts payable                                                   24,006        14,362
     Accrued expenses                                                    3,229         4,036
     Other current liabilities                                             938           511
                                                                    ----------    ----------

             Total current liabilities                                  30,190        18,926

     Revolving line of credit                                           28,765        19,716
     Long-term debt, net of current portion                              7,039            48
     Other liabilities                                                   2,850         2,355
                                                                    ----------    ----------
             Total liabilities                                          68,844        41,045
Stockholders' equity
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                     --            --
     Common stock, no par value; 14,000,000 shares authorized;
        9,140,400 and 9,144,200 shares issued and
        outstanding, respectively                                       64,320        64,302
     Retained earnings                                                  10,366         8,537
                                                                    ----------    ----------

             Total stockholders' equity                                 74,686        72,839

Commitments and contingencies
                                                                    ----------    ----------
                                                                    $  143,530       113,884
                                                                    ==========    ==========


           See accompanying notes to consolidated financial statements


                                     4 of 18

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               13 Weeks Ended                       39 Weeks Ended
                                                        -------------------------------     -------------------------------
                                                         October 31,       October 25,       October 31,       October 25,
                                                             1998              1997              1998              1997
                                                        -------------     -------------     -------------     -------------

Net sales                                               $      60,324            48,820           162,564           141,001

Cost of sales                                                  39,468            31,478           105,316            92,655
                                                        -------------     -------------     -------------     -------------
     Gross profit                                              20,856            17,342            57,248            48,346

Selling, general and administrative expense (note 4)           17,700            13,097            49,513            37,839

Special charge (note 4)                                         1,387                --             1,387                --
                                                        -------------     -------------     -------------     -------------
     Operating profit                                           1,769             4,245             6,348            10,507

Other

     Interest expense, net                                       (624)             (395)           (1,591)             (570)

     Other expense, net (note 2)                               (1,102)           (1,117)           (1,710)           (1,010)
                                                        -------------     -------------     -------------     -------------

     Income before income taxes                                    43             2,733             3,047             8,927

Income tax expense                                                 17             1,175             1,218             3,839
                                                        -------------     -------------     -------------     -------------

     Net income                                         $          26             1,558             1,829             5,088
                                                        =============     =============     =============     =============

Net income per common share:

     Basic                                              $        0.00              0.17              0.20              0.56

     Diluted                                            $        0.00              0.17              0.20              0.55

Weighted average common shares outstanding:

     Basic                                                  9,140,400         9,160,600         9,140,600         9,167,000

     Diluted                                                9,140,400         9,361,500         9,163,300         9,309,600



           See accompanying notes to consolidated financial statements

                                     5 of 18

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      39 Weeks Ended
                                                                  ------------------------
                                                                   October 31,   October 25,
                                                                      1998         1997
                                                                    --------     --------
Cash flows from operating activities
     Net income                                                     $  1,829        5,088
     Adjustments to reconcile net income to net
       cash used in operating activities
         Depreciation and amortization                                 1,993        1,017
         Equity in net loss from VCM, Ltd.                             1,711        1,117
         Changes in operating assets and liabilities
           Accounts receivable - trade                                (1,286)      (6,341)
           Notes and other receivables                                   (74)      (1,310)
           Inventories                                               (18,492)     (18,267)
           Prepaid expenses                                           (2,393)        (306)
           Other assets                                               (1,700)         141
           Accounts payable                                            9,644        2,509
           Accrued expenses and other liabilities                        115         (117)

                                                                    --------     --------
             Net cash used in operating activities                    (8,653)     (16,469)
                                                                    --------     --------

Cash flows from investing activities
     Capital expenditures                                             (7,122)      (3,353)
     Cash paid for lease acquisitions                                 (1,270)          --
     Investment in VCM, Ltd.                                              --       (9,637)

                                                                    --------     --------
             Net cash used in investing activities                    (8,392)     (12,990)
                                                                    --------     --------

Cash flows from financing activities
     Repayment of debt                                                (1,009)          --
     Borrowings under term debt                                       10,000           --
     Repayments under credit facility                                (38,832)     (35,250)
     Borrowings under credit facility                                 47,881       58,195
     Sale of common shares                                                18           --

                                                                    --------     --------
             Net cash provided by financing activities                18,058       22,945
                                                                    --------     --------

Net increase (decrease) in cash and cash equivalents                   1,013       (6,514)
Cash and cash equivalents at beginning of period                       1,240        8,010

                                                                    --------     --------
Cash and cash equivalents at end of period                          $  2,253        1,496
                                                                    ========     ========





           See accompanying notes to consolidated financial statements

                                     6 of 18

                               MAZEL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
                      OCTOBER 31, 1998 AND OCTOBER 25, 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  Basis of Presentation

The consolidated financial statements for the thirteen (fiscal third quarters) and thirty-nine (fiscal nine months) week periods ended October 31, 1998 and October 25, 1997, respectively, represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

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

(2) Investment in VCM, Ltd.

On August 3, 1997, the Company commenced the operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores, whereby VCM operates the toy, sporting goods, and expanded health and beauty care departments for the Value City Department Stores chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's original investment in VCM, which is accounted for under the equity method, was $9,637. In addition to its 50 percent equity share of VCM's net profit or loss, the Company receives a management fee equal to three percent of net sales.



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

                                                            13 Weeks Ended             39 Weeks Ended
                                                       ------------------------    ------------------------
                                                       October 31,   October 25,   October 31,   October 25,
                                                          1998          1997          1998          1997
                                                       ----------    ----------    ----------    ----------

NUMERATOR:
Net income available to Common shareholders used
   in basic and diluted net income per share           $       26         1,558         1,829         5,088

DENOMINATOR:
Weighted-average number of Common Shares used
   in basic earnings per share                          9,140,400     9,160,600     9,140,600     9,167,000
Net dilutive effect of stock options                           --       200,900        22,700       142,600
                                                       ----------    ----------    ----------    ----------

Weighted-average number of Common Shares and
   dilutive potential Common Shares used in diluted
   net income per share                                 9,140,400     9,361,500     9,163,300     9,309,600
                                                       ==========    ==========    ==========    ==========

Basic net income per share                             $     0.00          0.17          0.20          0.56
Diluted net income per share                           $     0.00          0.17          0.20          0.55


(4) Warehouse Relocation Charges

In September 1998, the Board of Directors authorized the relocation of the Company's retail warehouse from Englewood, New Jersey to a larger facility in South Plainfield, New Jersey. The warehouse relocation resulted in charges totaling $1.8 million pre-tax, $1.1 million after-tax, or $0.12 per diluted share. The pre-tax components include: $389,000 of additional selling, general, and administrative expenses, representing the costs of moving the inventory and office, and a $1.4 million special charge, representing the estimated continued lease costs of the former warehouse facility, net of expected sublease revenue, fixed asset write-offs, and employee severance.

                                     8 of 18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company consists of two complementary operations: (i) a major regional closeout retail business; and (ii) the nation's largest closeout wholesale business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company's merchandise consists primarily of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer.

The Company was founded in 1975 as a wholesaler of closeout merchandise. In fiscal 1996, the Company purchased the established Odd Job retail business, consisting of 12 retail stores and a warehouse and distribution facility, from a shareholder of the Company. At the end of the fiscal 1998 third quarter, the Company operated 44 closeout retail stores, including 24 in New York (seven of which are in Manhattan), 16 in New Jersey, and two each in Pennsylvania and Connecticut. The Company opened 12 new stores during fiscal 1998 through the end of the third quarter, and with three additional stores opened early in the fourth quarter, will close fiscal 1998 with 15 new stores.

Management's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its Odd Job retail business. The execution of this strategy coupled with the fiscal 1997 investment in VCM, Ltd. has transformed the Company into a "retailer", with quarterly sales and earnings patterns similar to other retail operations. The Company's Odd Job expansion plan is to open at least 17 stores in fiscal 1999. In support of the retail expansion, the Company has nearly completed a relocation of its retail warehouse to a larger facility located in South Plainfield, New Jersey.


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

                                     9 of 18

                               MAZEL STORES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                   13 Weeks Ended
                               ----------------------------------------------------
                               October 31,                  October 25,
                                  1998             %           1997            %
                               ----------------------------------------------------

Net Sales
  Retail                       $  36,307         60.19%       26,088         53.44%
  Wholesale                       24,017         39.81%       22,732         46.56%
                               ---------     ---------     ---------     ---------
                                  60,324        100.00%       48,820        100.00%
Gross profit
  Retail                          13,930         38.37%       10,027         38.44%
  Wholesale                        6,926         28.84%        7,315         32.18%
                               ---------     ---------     ---------     ---------
                                  20,856         34.57%       17,342         35.52%
Segment operating profit
  Retail                            (596)        (1.64%)         208          0.80%
  Wholesale                        3,690         15.36%        4,098         18.03%
  Corporate                           62          0.10%          (61)        (0.12%)
  Special charge                  (1,387)        (2.30%)        --            --
                               ---------     ---------     ---------     ---------
                                   1,769          2.93%        4,245          8.70%

Interest expense, net                624          1.03%          395          0.81%
Other expense, net                 1,102          1.83%        1,117          2.29%
Income tax expense                    17          0.03%        1,175          2.41%
                               ---------     ---------     ---------     ---------
Net income                     $      26          0.04%        1,558          3.19%
                               =========     =========     =========     =========

Net income per common share:
  Basic                        $    0.00                        0.17
  Diluted                      $    0.00                        0.17

                                                   39 Weeks Ended
                               ----------------------------------------------------
                               October 31,                 October 25,
                                  1998             %          1997             %
                               ----------------------------------------------------

Net Sales
  Retail                       $  99,612         61.28%       70,350         49.89%
  Wholesale                       62,952         38.72%       70,651         50.11%
                               ---------     ---------     ---------     ---------
                                 162,564        100.00%      141,001        100.00%
Gross profit
  Retail                          39,178         39.33%       27,692         39.36%
  Wholesale                       18,070         28.70%       20,654         29.23%
                               ---------     ---------     ---------     ---------
                                  57,248         35.22%       48,346         34.29%
Segment operating profit
  Retail                             276          0.28%        1,856          2.64%
  Wholesale                        8,201         13.03%       10,704         15.15%
  Corporate                         (742)        (0.46%)      (2,053)        (1.46%)
  Special charge                  (1,387)        (0.85%)        --            --
                               ---------     ---------     ---------     ---------
                                   6,348          3.90%       10,507          7.45%

Interest expense, net              1,591          0.98%          570          0.40%
Other expense, net                 1,710          1.05%        1,010          0.72%
Income tax expense                 1,218          0.75%        3,839          2.72%
                               ---------     ---------     ---------     ---------
Net income                         1,829          1.12%        5,088          3.61%
                               =========     =========     =========     =========

Net income per common share:
  Basic                            0.20                         0.56
  Diluted                          0.20                         0.55


                                    10 of 18

RETAIL SEGMENT

Thirteen Weeks 1998 versus Thirteen Weeks 1997 (Fiscal Third Quarters)

Net sales were $36.3 million in the third quarter 1998, compared to $26.1 million in the third quarter 1997, an increase of $10.2 million, or 39.2%. The sales increase resulted from sales in the nine stores opened during fiscal 1997 and from the 12 stores opened during the fiscal 1998 nine months. Comparable store net sales decreased 2.7%, or $627,000, on a base of 23 stores. The 10 stores opened in fiscal 1996 reported a low single-digit comparable store increase.

Third quarter 1998 gross profit was $13.9 million, compared to $10.0 million in the third quarter 1997, an increase of $3.9 million, or 38.9%, The dollar increase was primarily due to the higher sales level. Gross margin was mostly unchanged at 38.4%.

Selling, general and administrative expense was $14.5 million in the third quarter 1998, compared to $9.8 million in the third quarter 1997, an increase of $4.7 million, or 48.0%. The dollar increase resulted primarily from a $3.9 million increase in store level expenses, the majority of which related to the higher number of stores in operation. Selling, general and administrative expense also included an increase in advertising expense related to an expanded circular program, new store preopening costs, expensed as incurred, of $263,000 for the third quarter 1998, compared to $461,000 in the third quarter 1997, administrative support expenses related to the addition of key retail management positions that had no comparable offset in the 1997 third quarter, and one-time charges of $389,000 related to the relocation of the warehouse and distribution center during the third quarter 1998. Selling, general and administrative expense as a percentage of net sales increased to 40.0% in the third quarter 1998, from 37.6% in the third quarter 1997.

The retail operation incurred an operating loss of $596,000 for the third quarter 1998, compared to operating profit of $208,000 for the third quarter 1997. As a percentage of net sales, operating margin decreased to (1.6%), from 0.8%. This decrease was primarily due to the factors described above.

A special charge of $1.4 million was recorded during third quarter 1998, reflecting the estimated costs of exiting the former retail warehouse located in Englewood, New Jersey, and related fixed asset write-offs and employee severance.

Thirty-nine Weeks 1998 versus Thirty-nine Weeks 1997 (Fiscal Nine Months)

Net sales were $99.6 million in fiscal 1998 nine months, compared to $70.3 million in fiscal 1997 nine months, an increase of $29.3 million, or 41.6%. The net sales increase was due to sales at stores opened during fiscal 1997 and fiscal 1998 nine months. Comparable store net sales decreased 0.2%, or $139,000.

Fiscal 1998 nine month gross profit was $39.2 million, compared to $27.7 million in fiscal 1997 nine months, an increase of $11.5 million, or 41.5%. The dollar increase was primarily due to the higher sales level. Gross margin was unchanged at 39.3%.

                                    11 of 18

Selling, general and administrative expense was $38.9 million in fiscal 1998 nine months, compared to $25.8 million in fiscal 1997 nine months, an increase of $13.1 million, or 50.5%. The dollar increase resulted primarily from an $11.4 million increase in store level expenses, the majority of which related to the higher number of stores in operation. Selling, general and administrative expense also included an increase in advertising expense related to an expanded circular program, new store preopening costs, expensed as incurred, of $1.3 million for fiscal 1998 nine months, compared to $537,000 in fiscal 1997 nine months, administrative support expenses related to the addition of key retail management positions that had no comparable offset in fiscal 1997 nine months, and one-time charges of $389,000 related to the relocation of the warehouse and distribution center during the third quarter 1998. Selling, general and administrative expense as a percentage of net sales increased to 39.0% in the fiscal 1998 nine months, from 36.7% in the fiscal 1997 nine months.

Operating profit decreased to $276,000 for the fiscal 1998 nine months, compared to $1.9 million for fiscal 1997 nine months. As a percentage of net sales, operating margin decreased to 0.3%, from 2.6%. This decrease was primarily due to the factors described above.

A special charge of $1.4 million was recorded during third quarter 1998, reflecting the estimated costs of exiting the former retail warehouse located in Englewood, New Jersey, and related fixed asset write-offs and employee severance.


WHOLESALE SEGMENT

Thirteen Weeks 1998 versus Thirteen Weeks 1997 (Fiscal Third Quarters)

Net sales were $24.0 million in the third quarter 1998, compared to $22.7 million in the third quarter 1997, an increase of $1.3 million, or 5.7%. The increase was due to higher stock sales to new and existing customers, partially offset by a $4 million decrease in sales to the division's largest customer that was acquired by a competitor earlier this year.

Third quarter 1998 gross profit was $6.9 million, compared to $7.3 million in the third quarter 1997, a decrease of $389,000, or 5.3%. Gross margin declined to 28.8%, from 32.2% in the third quarter 1997. The percentage decrease can be attributed to the margin impact of lower intercompany sales eliminated in consolidation and a reduction in stock sales margin.

Selling, general and administrative expense was unchanged at $3.2 million in the third quarter 1998. As a percentage of sales, selling, general and administrative expense decreased to 13.5% in third quarter 1998, from 14.2% in third quarter 1997, reflecting improved operating efficiencies.

Operating profit was $3.7 million for the third quarter 1998, compared to $4.1 million for the third quarter 1997. As a percentage of net sales, operating margin decreased to 15.4%, from 18.0%. This decrease was primarily due to the factors described above.



                                    12 of 18

Thirty-nine Weeks 1998 versus Thirty-nine Weeks 1997 (Fiscal Nine Months)

Net sales were $63.0 million in fiscal 1998 nine months, compared to $70.6 million in fiscal 1997 nine months, a decrease of $7.6 million, or 10.9%. The decrease was due primarily to an $11 million decrease in sales to the division's largest customer, partially offset by sales to new customers and higher sales levels to existing customers.

Fiscal 1998 nine month gross profit was $18.1 million, compared to $20.7 million in fiscal 1997 nine months, a decrease of $2.6 million, or 12.5%. Gross margin declined to 28.7%, from 29.2% in the fiscal 1997 due to the margin impact of lower intercompany sales eliminated in consolidation and a softening of stock sales margins.

Selling, general and administrative expense was mostly unchanged at $9.9 million in fiscal 1998 nine months. As a percentage of sales, selling, general and administrative expense increased to 15.7% in fiscal 1998 nine months, from 14.1% in fiscal 1997 nine months. The percentage increase is reflective of a lower sales base, partially offset by improved operating efficiencies.

Operating profit was $8.2 million for fiscal 1998 nine months, compared to $10.7 million for fiscal 1997 nine months. As a percentage of net sales, operating margin decreased to 13.0%, from 15.1%. This decrease was primarily due to the factors described above.


CORPORATE EXPENSES

Thirteen Weeks 1998 versus Thirteen Weeks 1997 (Fiscal Third Quarters)

Corporate expenses consist of the cost of senior management and shared administrative resources that are utilized by both segments of the business. Corporate expenses for the third quarter 1998 were ($62,000), compared to $61,000 for the third quarter 1997, or a decrease of $123,000. The decrease was due to the change in estimate of incentive based compensation, partially offset by lower management fee income from VCM, Ltd., to $576,000 in third quarter 1998 from $638,000 in third quarter 1997.

Thirty-nine Weeks 1998 versus Thirty-nine Weeks 1997 (Fiscal Nine Months)

Corporate expenses for the fiscal 1998 nine months were $742,000, compared to $2.1 million in fiscal 1997 nine months, a decrease of $1.3 million, or 63.9%. The decrease was due to the inclusion of VCM, Ltd. management fee income for a full nine months versus three months in fiscal 1997, and the change in estimate of incentive based compensation. VCM, Ltd. management fee income was $1.8 million in fiscal 1998 nine months compared to $638,000 in fiscal 1997 nine months.



                                    13 of 18

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

Cash used by consolidated operating activities was $8.7 million for fiscal 1998 nine months and $16.5 million for fiscal 1997 nine months. Increases in accounts receivable and inventories, mostly attributable to the new retail stores, partially offset by an increase in trade payables, comprised the majority of cash used by operating activities for both fiscal 1998 and fiscal 1997 nine months. Cash used in investing activities decreased to $8.4 million for fiscal 1998 nine months, representing capital expenditures of $7.1 million and cash paid for lease acquisitions of $1.3 million. Cash used in investing activities for fiscal 1997 nine months consisted of capital expenditures of $3.4 million and the investment in VCM, Ltd. of $9.6 million. Cash generated by financing activities of $18.1 million and $22.9 million for fiscal 1998 and 1997 nine months, respectively, was the result of additional borrowings from the Company's credit facility.

Working capital increased to $67.9 million at October 31, 1998, from $55.9 million at January 31, 1998, primarily as a result of increases in accounts receivable and inventory, partially offset by an increase in trade payables. The current ratio was 3.25 at October 31, 1998, compared to 3.95 at January 31, 1998.

The Company currently anticipates opening new stores in each of the next few years. In addition to new store openings, the Company may increase the number of stores it operates through acquisitions. Management believes that, from time to time, acquisition opportunities will arise. Possible acquisitions will vary in size and the Company will consider large acquisitions that

                                    14 of 18
could be material to the Company. In order to finance any such possible acquisitions, the Company may use cash flow from operations, may borrow additional amounts under its revolving credit facility, may seek to obtain additional debt or equity financing or may use its equity securities as consideration. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions.


SEASONALITY

The Company, with the growth of the retail operations and the retail orientation of the VCM, Ltd. joint venture, has shifted its business mix more toward retail. This shift will also effect the net sales and earnings pattern of the Company, with a greater weighting toward the second half of the fiscal year.


YEAR 2000 DISCLOSURE

The Company has completed a review of its internal management information systems regarding Year 2000 issues. The Company's planned systems initiatives will resolve the majority of the issues as current systems are converted to year 2000 compliant systems. For other legacy systems, the Company has developed an action plan and begun implementing remedial measures. All internal management information systems are expected to be in year 2000 compliance by mid-fiscal 1999. The Company estimates that costs associated with making internal management information systems year 2000 compliant will not be material, and thus will not have a material impact on the Company's financial position, results of operations, and cash flows. The Company also relies, directly and indirectly, on external systems of business enterprises such as suppliers, creditors, and financial organizations, both domestic and international. The Company's operations could also be effected if its external business partners do not successfully implement year 2000 compliant systems.


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


FORWARD LOOKING STATEMENTS

Forward looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: the successful implementation and timing of the Company's retail expansion plans; the ability to purchase quality closeout merchandise at prices that allow the Company to maintain or exceed expected margins on sales; the effect of comparable store sales on the small platform of stores and the disproportionate impact caused by individual buying transactions; any unanticipated problems at the Company's distribution facilities or in transportation of merchandise in general; the operating and financial results of the Value City joint venture; and the continued adverse effect of the Consolidated Stores/Mac Frugal merger on wholesale sales. Please refer to the Company's subsequent SEC filings under the Securities Exchange Act of 1934, as amended, for further information.


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


                                       MAZEL STORES, INC.
                                       (Registrant)


  12/15/98                             /s/ Reuven Dessler
--------------                         --------------------------------------
Date                                   Reuven Dessler
                                       Chairman and Chief Executive Officer



  12/15/98                             /s/ Sue Atkinson
--------------                         --------------------------------------
Date                                   Sue Atkinson
                                       Senior Vice President -
                                       Chief Financial Officer and Treasurer