Form 10-K
period 1999-01-30
MAZEL STORES INC
filed 1999-04-23
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended:   January 30, 1999
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597
                               MAZEL STORES, INC.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                      34-1830097
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)
                                31000 Aurora Road
                                Solon, Ohio 44139
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                  440-248-5200
                                ----------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $53,987,000 at April 1, 1999. The number of common shares outstanding at April 1, 1999 was 9,141,798.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be mailed to stockholders in connection with the registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13.

                                TABLE OF CONTENTS


                                     PART I

                                                                                          Page
                                                                                          ----
Item 1.           Business                                                                  4
Item 2.           Properties                                                               11
Item 3.           Legal Proceedings                                                        11
Item 4.           Submission of Matters to a Vote of Security Holders                      12

                                     PART II

Item 5.           Market for the Registrant's Common Stock and Related Stockholder
                    Matters                                                                14
Item 6.           Selected Financial Data                                                  14
Item 7.           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                  16
Item 8.           Financial Statements and Supplementary Data                              24
Item 9.           Changes and Disagreements with Accountants on Accounting and
                    Financial Disclosures                                                  24

                                    PART III

Item 10.          Directors and Executive Officers of the Company                          25
Item 11.          Executive Compensation                                                   25
Item 12.          Security Ownership of Certain Beneficial Owners and Management           25
Item 13.          Certain Relationships and Related Transactions                           25

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K         26


                                     PART I

ITEM 1. BUSINESS

GENERAL

         The Company consists of two complementary operations: (i) a major regional closeout retail business; and (ii) the nation's largest closeout wholesale business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer. At January 30, 1999 (1998 fiscal year-end), the Company operated a chain of 47 closeout retail stores, including 25 in New York (seven of which are in Manhattan), 18 in New Jersey and two each in Pennsylvania and Connecticut. The Company had fiscal 1998 sales of $237.1 million, including retail sales of $156.2 million and wholesale sales, net of intercompany sales, of $80.9 million.

         The Company was founded in 1975 as a wholesaler of closeout merchandise. Management's business strategy has expanded from a primary focus on wholesale operations to an emphasis on growth of its Odd Job stores, the initial 12 of which were acquired in 1995. The Company's goal is to establish itself as the leading closeout retailer in its Northeast and MidAtlantic markets.

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

RETAIL OPERATIONS

         General. The Company's chain of 47 retail stores operating under the names "Odd Job" and "Odd Job Trading" are located in New York (25, including seven in Manhattan), New Jersey (18), Connecticut (2) and Pennsylvania (2). Odd Job opened its first store in 1974. The retail stores generated sales in fiscal 1998 of $156.2 million.

         Expansion Plans. The Company plans to expand upon stores currently operating by opening new stores in the Northeast and Mid-Atlantic markets, which are serviceable from the Company's South Plainfield, New Jersey warehouse and distribution facility and other storage facilities used on an as needed basis. Stores may be opened in other geographic areas if favorable conditions exist. The Company anticipates opening or acquiring 16 to 18 new stores through the end of fiscal 1999. In addition, the Company may add stores through the acquisition of other closeout businesses if favorable opportunities are presented.

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

         Merchandising and Marketing. The Company believes that its customers are attracted to its stores principally because of the availability of a large assortment of quality consumer items, which are frequently brand-name, at attractive prices. The Company offers certain general categories of merchandise on a continual basis, although specific lines, products and manufacturers change frequently. Inventories depend primarily on the types of merchandise which the Company is able to acquire at any given time. The Company believes that this changing variety of merchandise from one day to the next results in customers shopping at the stores more frequently than they might otherwise. The Company refers to such frequent shoppers as "treasure hunters" due to their regular visits to the Odd Job stores in an effort to seek out bargains. The Company's stores offer substantial savings on housewares, stationery, books, party supplies, health and beauty aids, food, toys, hardware, giftware, electronics and garden supplies. Brands carried by the Company's stores may include, at any given time, Black and Decker, Enesco, Hershey, Keebler, Mars, Mattel, Mikasa, Newell/Rubbermaid and Sony. In addition, the Company has increased the breadth and quality of its seasonal merchandise and has sought to promote these items through in-store displays designed around specific holidays.

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

         Management believes the presentation of its merchandise is critical to communicating value and quality to its customers. The Company uses a variety of adaptable merchandising fixtures and displays, including mobile racks that allow flexibility in the presentation of a merchandise mix which changes daily. Some merchandise is displayed in its initial packaging, stacked floor-to-ceiling. A message board appears in every store, indicating both new arrivals and coming merchandise, in an effort to appeal to the "treasure hunters." The Company relies on attractive exterior signage and in-store merchandising as its primary form of advertising. The Company's advertising program uses mailers and in-paper circulars, on a periodic basis, to promote up to 40 value-oriented, easily recognizable items. Additionally, the Company utilizes targeted radio spots several times per year to promote the Odd Job name and concept. As a result of its merchandise mix, visual merchandising methods and high-traffic store locations, the retail operation's average inventory turn rate is approximately four times per year, which the Company believes is greater than the average for other major closeout retailers.

         Purchasing. The Company believes that the primary factor contributing to the success of its business is its ability to locate and take advantage of opportunities to purchase large quantities of quality brand-name merchandise at prices which allow the Company to resell the merchandise at prices that are substantially below traditional retail prices. Its retail operations maintain a buying staff in Columbus, Ohio and New York City. The retail purchasing staff works closely with the wholesale operation to identify the most attractive closeout purchasing opportunities available. Synergies created through the combined buying power and expertise of the retail and wholesale purchasing staffs enable the Company to identify and purchase large quantities of quality, brand-name closeout merchandise and then sell the merchandise through its retail stores, its wholesale distribution channels or both. The Company believes the combined wholesale and retail operations enable the retail buying staff to broaden the scope and the quantities of quality merchandise that it purchases and offer better value to its customers. The Company's retail buyers purchase merchandise from approximately 2,000 suppliers throughout the world.

         Store Operations. Each store is staffed with section managers who have primary responsibility for helping customers and monitoring sales floor inventory in several merchandise categories. Section managers continually replenish the shelves, communicate information as to fast-selling items to store managers and identify slow-moving products for clearance. Each store has between six and 14 check-out stations and provides sales personnel for customer assistance. Sales are primarily for cash, although personal checks and bank credit cards are accepted. The Company's Manhattan stores offer free daily storage, which enables customers to pick up items purchased during the day on their way home from work, and UPS shipment for larger purchases. The Odd Job stores have seven day-a-week operations and have extended weekend hours. The Company has created an infrastructure consisting of Regional Vice Presidents and Regional Managers responsible for the operations of approximately 12 stores, reporting directly to the Senior Vice President-Store Operations.

         Store Locations. The Company's 40 suburban stores are located in strip shopping centers. The seven Manhattan stores are located in high-traffic urban corridors (e.g. near Grand Central Station, Rockefeller Center, Port Authority, Wall Street, Penn Station, Empire State Building and Union Square) which provide access to large numbers of commuters. As a result, the Manhattan stores generate higher sales volumes during the work week. The Company's suburban stores are generally near a major highway or thoroughfare, making them easily accessible to customers. The suburban stores generate higher sales volumes during the weekends. The Company attempts to tailor its merchandising and marketing strategies to respond to the differences in its urban and suburban stores. The Company's stores range in size from 6,500 to 25,000 square feet. On average, approximately 60% of the area of each store represents selling space. All of the stores are located in leased facilities.

         In selecting its new store locations, the Company seeks suitable existing structures which it can refurbish in a manner consistent with its merchandising concept. This strategy, which typically requires minimal leasehold improvements by the Company, enables the Company to open stores in new locations generally within six to twelve weeks following occupancy of the space.

         Warehousing and Distribution. Merchandise is distributed to the retail stores from the Company's 450,000 square foot South Plainfield, New Jersey warehouse and distribution facility. The Company relocated to this facility in the third quarter of 1998 from its former 253,000 square foot facility located in Englewood, New Jersey. The Company believes the South Plainfield facility has the capacity to support its longer-term retail expansion plans. The Company also utilizes public warehouse space to store inventory on an as needed basis.

         Substantially all of the Company's retail inventory is shipped directly from suppliers to the Company's South Plainfield, New Jersey warehouse and distribution facility or the Company's Solon, Ohio warehouse and distribution facility. Since the South Plainfield, New Jersey warehouse and distribution facility maintains back-up inventory and provides delivery several times per week to each store, in-store inventory requirements are reduced and the Company is able to operate with smaller stores. Off-hours stocking and off-site storage space are utilized to support the store's inventory turnover, particularly during the busy fourth quarter. The majority of the Company's inventory is delivered to the stores by a contract carrier, as well as by direct vendor shipments.

         Distribution to the stores is controlled by the Company's product allocator, buyers and senior management. The Company's merchandise is distributed based on variables such as store volume and certain demographic and physical characteristics of each store. Each store has monthly budgeted inventory levels based on its projected sales and available storage. Stores receive shipments of merchandise several times per week based on budgeted inventory requirements and direct communications between store managers, product allocator and the Company's buyers and senior management.

WHOLESALE OPERATIONS

         General. The Company is the nation's largest wholesaler of closeout merchandise, with fiscal 1998 sales of $80.9 million, excluding intercompany sales to Odd Job. The Company's wholesale operations purchase and resell many of the same lines of merchandise sold through the Company's retail operations. The wholesale operations acquire closeout merchandise at prices substantially below traditional wholesale prices and sell such merchandise through a variety of channels. In general, the Company does not have long-term or exclusive arrangements with any manufacturer or supplier for the wholesale distribution of specified products. Rather, the Company's wholesale inventory, like its retail inventory, consists primarily of merchandise obtained through specific purchase opportunities.

         Purchasing. The Company's wholesale buyers purchase merchandise from more than 1,000 suppliers throughout the world and continually seek opportunities created by manufacturers and other closeout circumstances such as packaging changes, the overstock inventory of wholesalers and retailers, buybacks, receiverships, bankruptcies and financially distressed businesses, as well as other sources. The Company's experience and expertise in buying merchandise from such suppliers has enabled it to develop relationships with many manufacturers and wholesalers who offer some or all of their closeout merchandise to the Company prior to attempting to dispose of it through other channels. By selling their inventories to the Company, suppliers can reduce warehouse expenses and avoid the sale of products at concessionary prices through their normal distribution channels. In addition to closeout merchandise purchased from suppliers, approximately 35% of the Company's wholesale purchases for fiscal years 1997 and 1998 consisted of selected items manufactured to the Company's specifications by domestic and foreign suppliers.

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

         Sales and Marketing. The Company maintains a direct sales force of 11 people in its wholesale operations and also sells its merchandise through 9 independent representatives. In addition to a showroom at its Solon, Ohio facility, the Company maintains showrooms in New York City, Columbus, Chicago, Boston and Philadelphia. The Company sells to over 2,000 wholesale customers, which include a wide range of major regional and national retailers as well as smaller retailers and other wholesalers and distributors. Sales to the Company's single largest wholesale customer accounted for approximately 7.4% of total sales in fiscal 1998 and 14.9% of total sales in fiscal 1997. No other customer accounted for more than 10% of total sales in either fiscal year.

         Warehousing and Distribution. The Company conducts its wholesale operations primarily from a 740,000 square foot leased warehouse and distribution facility in Solon, Ohio. In addition, the Company leases space at public warehouses on an as needed basis. Generally, the Company does not have a prospective customer prior to purchasing merchandise, although in some cases a customer willing to purchase part or all of the goods will be found immediately prior to, or soon after, a purchase. In the latter case, the Company attempts, whenever possible, to drop ship the goods directly to the customer from the point of purchase. In other cases, the Company ships the merchandise to its warehouse and distribution facility via back haulers and common carriers. For fiscal 1998, approximately 70.3% of the Company's wholesale sales were of merchandise shipped through its warehouse and distribution facility, with the remainder drop shipped directly to customers.

VALUE CITY JOINT VENTURE

         On August 3, 1997, the Company commenced operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores. VCM operates the toy, sporting goods, and health and beauty care departments in the Value City department store chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's initial investment in VCM was $9,637,000. In addition to its 50 percent share of VCM's net profit or loss, the Company receives a management fee equal to three percent of sales.

MANAGEMENT INFORMATION SYSTEMS

         The Company's retail and wholesale operations are supported by an IBM AS400-based computer system. The system utilizes proprietary software which allows the Company to monitor and integrate its distribution, order entry, showroom, product management, purchasing, inventory control, shipping, and accounts receivable systems. The Company uses a vendor purchased general ledger accounting system. The Company has successfully installed radio frequency equipment in its wholesale warehouse and showrooms to expedite order processing.

         The Company has installed point-of-sale (POS) systems in all suburban retail locations to fully capture store transactions and provide updated data to its purchasing staff and other corporate personnel, and for transfer into the Company's accounting, merchandising and distribution systems. The addition of POS scanning in all of its retail stores is scheduled to be completed in fiscal 1999.

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

EMPLOYEES

         At January 30, 1999, the Company had 1,376 employees. Retail employees included 1,118 in direct retail and warehouse operations, and 91 in support operations. Wholesale employees included 152 in direct wholesale, support and warehouse operations. Corporate employees included 15 in general management and administrative positions. The Company considers its relationship with its employees to be good. Approximately 73 of the Company's Solon, Ohio hourly warehouse employees are subject to a five year collective bargaining agreement expiring December 31, 1999. The warehouse employees in South Plainfield, New Jersey, approximately 93 individuals, are subject to a 42 month collective bargaining agreement expiring January 28, 2001. The Company is not a party to any other labor agreements.


ITEM 2. PROPERTIES

         The Company leases its offices, warehouse and distribution facility in Solon, Ohio from a corporation in which certain of the Company's executive officers are minority owners. The Company currently occupies approximately 740,000 square feet at such facility, of which approximately 22,000 square feet is used as office and showroom space and the remainder of which is used as warehouse space for the Company's wholesale operations. The lease for the facility, as amended, expires December 31, 2008. The Company leases a 475,000 square foot facility in South Plainfield, New Jersey from a limited liability company which certain of the Company's executive officers are minority owners. Housing the Company's retail operations, approximately 450,000 square feet of the facility is utilized by the warehouse and distribution operation, with the remainder used for office space. The lease for the facility expires November 30, 2010. In addition, the Company leases space at several public warehouses depending on its needs at a particular point in time. The Company believes its facilities will be generally adequate for its retail and wholesale operational requirements for the foreseeable future.

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

ITEM 3. LEGAL PROCEEDINGS

         The U.S. Consumer Product Safety Commission has sent notice to the Company that a certain product distributed by the Company known as "Teddy Precious Indian Girl and Boy" (Teddy Bears") were banned hazardous substances and were then under recall. Pursuant to the notice, the Company immediately ceased distribution and notified all purchasers of Teddy Bears of the recall. A Federal Grand Jury is investigating the circumstances surrounding the purchase, sale and distribution of the Teddy Bears.

         On October 8, 1998, the Company filed a complaint in the U.S. District Court for the Northern District of Ohio against DanDee International, Inc. ("DanDee") for breach of contract and fraud. Mazel Stores, Inc. v. DanDee International, Inc., et al., 1:98 CV 2308, U.S. District Court-N.D. Ohio. Pursuant to the purchase of the Teddy Bears referenced in the above paragraph, DanDee has filed a counterclaim against Mazel claiming that the sale of the Teddy Bears within the United States by Mazel breached Mazel's purchase agreement with DanDee.

         The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. The Company believes that the amount of any ultimate liability with respect to all actions, including those described above, will not have a material adverse effect on the Company's liquidity or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS

         The executive officers and directors of the Company and their ages as of April 1, 1999 are as follows:

       NAME                   AGE      POSITION
       ----                   ---      --------

Reuven D. Dessler             51       Chairman of the Board and Chief
                                         Executive Officer
Brady Churches                40       President, Director
Jacob Koval                   51       Executive Vice President-Wholesale,
                                         Director
Jerry Sommers                 48       Executive Vice President-Retail,
                                         Director
Susan Atkinson                48       Senior Vice President - Chief Financial
                                         Officer and Treasurer
Charles Bilezikian            62       Director
Phillip Cohen                 80       Director
Robert Horne                  40       Director
Ned L. Sherwood               49       Director
Marc H. Morgenstern           49       Secretary


         Reuven Dessler is Chairman of the Board and Chief Executive Officer of the Company since November 1996. Mr. Dessler co-founded the Company in 1975 and served as its President until November 1996.

         Brady Churches has served as the Company's President and a Director since November 1996 and served as President - Retail from August 1995 until such date. From 1978 until April 1995, Mr. Churches held various senior management positions at Consolidated Stores, Inc., a large national retailer, including President from August 1993 until April 1995.

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

         Susan Atkinson has served as Senior Vice President-Chief Financial Officer and Treasurer of the Company since January 1993. From August 1988 through December, 1992, she was employed by Harris Wholesale Company, a pharmaceutical wholesaler, serving as Chief Financial Officer and Vice President
- Finance/Administration from January 1991 until
December 1992.

         Charles Bilezikian, has served as Director since January, 1997. Mr. Bilezikian has been the President of Christmas Tree Shops, Inc., a specialty New England retailer, since its formation in 1971.

         Phillip Cohen has served as a Director of the Company since November 1996. From 1947 to his retirement in 1989, Mr. Cohen was Chairman and CEO of Wisconsin Toy and Novelty, Inc., a Midwest distributor of closeout toy and novelty items.

         Robert Horne has served as a Director of the Company since November 1996. Mr. Horne has been a principal of ZS Fund L.P., a Company engaged in making private investments, for over five years. Prior to joining ZS Fund L.P., Mr. Horne was employed by Salomon Brothers, Inc. as a Vice President in its Mergers and Acquisitions Group.

         Ned L. Sherwood has served as a Director of the Company since November 1996. Mr. Sherwood has been a principal and President of ZS Fund L.P. for more than five years. Mr. Sherwood is currently a member of the Boards of Directors of Kaye Group, Inc. and Market Facts, Inc.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq Stock Market(sm) under the symbol "MAZL". The following table shows the quarterly high and low closing sale prices of the Common Stock since the Company began trading publicly on November 21, 1996, at an IPO price of $16.00 per share.

                                         Fiscal Year 1998              Fiscal Year 1997
                                         ----------------              ----------------
          Fiscal Quarter                High           Low             High         Low
          --------------                ----           ---             ----         ---

            First Quarter              20.250         13.875          28.250       12.625
            Second Quarter             17.500         15.750          20.250       11.750
            Third Quarter              15.625          8.875          25.250       19.000
            Fourth Quarter             16.000          8.375          19.250       12.500

         As of April 2, 1999, the Company believes that there were 1,500 beneficial owners of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical financial data of the Company presented under the captions Statement of Operations Data and Balance Sheet Data as of January 31, 1995 and 1996 (fiscal years 1994 and 1995, respectively) have been derived from the financial statements of Mazel Company L.P. ("Partnership"), which during 1996 was restructured as the Company. The financial statements of the Partnership include the operations of the Peddlers Mart retail store from December 9, 1994 and the Odd Job operations from December 7, 1995. The selected historical financial data presented under the captions Statement of Operations Data and Balance Sheet Data for the fiscal years ended January 25, 1997, January 31, 1998 and January 30, 1999 (fiscal years 1996, 1997 and 1998, respectively) were derived from the financial statements of the Company. The selected data referred to above should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.



                                                               Fiscal Year
                                ----------------------------------------------------------------------------
                                                                       Pro Forma,
                                                                      As Adjusted
                                  1994         1995       1996            1996(1)        1997         1998
                                  ----         ----       ----            -------        ----         ----

STATEMENT OF OPERATIONS DATA (DOLLARS IN THOUSANDS):
Net sales                       $76,254      $98,106    $179,877        $179,877       $208,326     $237,134
Cost of sales                    55,183       70,208     121,382         121,382        136,446      152,792
                                -------      -------     -------         -------        -------      -------
Gross profit                     21,071       27,898      58,495          58,495         71,880       84,342
SG & A expense                   15,317       20,753      45,802          44,567         55,839       71,643
Special charges                     -          2,203       4,243             -              -          1,387
                                -------      -------     -------         -------        -------      -------
Operating profit                  5,754        4,942       8,450          13,928         16,041       11,312
Interest expense (income)           894        1,265       2,254            (206)           943        2,062
Other expense (income)              (26)         559         (34)           (34)            662          627
                                -------      -------     -------         -------        -------      -------
Income before
  income taxes                    4,886        3,118       6,230          14,168         14,436        8,623
Income tax expense
  (benefit)                          71           19      (1,987)          5,667          5,919        3,450
                                -------      -------     -------         -------        -------      -------
Net income                      $ 4,815      $ 3,099     $ 8,217         $ 8,501        $ 8,517      $ 5,173
                                =======      =======     =======         =======        =======      =======

Net income per share (basic)                                              $ 0.93         $ 0.93       $ 0.57
Net income per share (diluted)                                            $ 0.91         $ 0.92       $ 0.57
Shares outstanding (basic)                                             9,170,100      9,162,100    9,141,600
Shares outstanding (diluted)                                           9,386,000      9,265,400    9,146,800

BALANCE SHEET DATA (DOLLARS IN THOUSANDS):
Working capital                 $17,439      $26,193     $44,473         $44,473        $55,862      $53,960
Total assets                     31,129       56,634      86,361          86,644        113,884      130,995
Long term debt                   10,649       27,382          70              70         19,781       24,002
Total liabilities                19,567       43,764      21,599          21,599         41,045       52,965
Stockholders' equity and
  partners' capital              11,562       12,870      64,762          65,045         72,839       78,030

SELECTED RETAIL OPERATIONS DATA:
Number of stores                     12           13          23                             32          47
Total square footage            164,386      188,361     336,905                        466,716     689,750
Total store sales growth          12.8%         6.3%       40.2%                          34.4%       38.0%
Comparable store net sales         7.9%        -4.4%       15.8%                           1.8%        0.1%
Avg.  net sales per gross sq. ft.  $344         $319        $354                           $294        $258




(1) Pro forma as adjusted data gives effect to the Company's IPO as of the beginning of all period presented, and includes the combination of: (i) the Mazel wholesale operations and (ii) the Odd Job retail operations, as if the combination of entities had occurred at the beginning of all periods presented. Pro forma as adjusted data excludes certain non-recurring charges, and gives effect to the use of proceeds resulting from the Company's IPO, as well as certain adjustments to compensation expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     OVERVIEW

     The Company consists of two complementary operations: (i) a major regional closeout retail business; and (ii) the nation's largest closeout wholesale business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company's merchandise primarily consists of new, frequently brand-name, products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer.

     The Company was founded in 1975 as a wholesaler of closeout merchandise. In fiscal 1996, the Company purchased the established Odd Job retail business, consisting of 12 retail stores and a warehouse and distribution facility, from an affiliate of ZS Fund L.P., a shareholder of the Company. The Company's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its Odd Job retail operations. At the end of fiscal 1998, the Company operated 47 closeout retail stores, including 25 in New York (seven of which are in Manhattan), 18 in New Jersey, and two each in Pennsylvania and Connecticut.

     The growth of the Company's retail operations, coupled with the fiscal 1997 investment in VCM, Ltd., has transformed the Company into a "retailer", with quarterly sales and earnings patterns similar to other retail operations. The Company's Odd Job expansion plan is to open 16 to 18 stores in fiscal 1999 and 18 to 20 stores in fiscal 2000.

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The results of operations set forth below describe the Company's retail and wholesale segments and the Company's combined corporate structure.


                                              (Dollars in thousands, except per share data)

                                               Fiscal 1998                  Fiscal 1997                   Fiscal 1996
                                          ---------------------        ----------------------          --------------------
                                                     Percent of                    Percent of                    Percent of
                                          Amount      Net Sales        Amount       Net Sales          Amount     Net Sales
                                          ------      ---------        ------       ---------          ------     ---------
Net sales
   Retail                               $156,242        65.89%        $113,205        54.34%          $84,202       46.81%
   Wholesale                              80,892        34.11%          95,121        45.66%           95,675       53.19%
                                         -------        -----           ------        -----           -------       ------
                                         237,134       100.00%         208,326       100.00%          179,877      100.00%
Gross profit
   Retail                                 61,153        39.14%          44,608        39.40%           32,903       39.08%
   Wholesale                              23,189        28.67%          27,272        28.67%           25,592       26.75%
                                          ------        -----           ------        -----            ------       ------
                                          84,342        35.57%          71,880        34.50%           58,495       32.52%
Segment operating profit
   Retail                                  3,618         2.31%           5,393         4.76%            3,817        4.53%
   Wholesale                               9,600        11.87%          12,821        13.48%           14,015       14.65%
   Corporate                                (519)       -0.22%          (2,173)       -1.04%           (5,139)      -2.86%
   Special charges                        (1,387)       -0.58%             -             -             (4,243)      -2.36%
                                          -------       ------          ------        ------           -------      ------
                                          11,312         4.77%          16,041         7.70%            8,450        4.70%

Interest expense, net                      2,062         0.87%             943         0.45%            2,254        1.25%
Other (income) expense                       627         0.26%             662         0.32%              (34)      -0.02%
Income tax expense (benefit)               3,450         1.46%           5,919         2.84%           (1,987)      -1.10%
                                           -----         ----            -----         -----           -------      ------
Net income
   As reported                           $ 5,173         2.18%         $ 8,517         4.09%          $ 8,217        4.57%
   Pro forma as adjusted                                                                              $ 8,501        4.73%
Net income per share
   As reported
      Basic                              $  0.57                       $  0.93
      Diluted                            $  0.57                       $  0.92
   Pro forma as adjusted
      Basic                                                                                           $  0.93
      Diluted                                                                                         $  0.91


RETAIL SEGMENT

Fiscal 1998 Results versus Fiscal 1997

Net sales were $156.2 million for fiscal 1998 (52 weeks), compared to $113.2 million for fiscal 1997 (53 weeks), an increase of $43.0 million, or 38.0%. Comparable store (23 stores for fiscal 1998) net sales increased approximately 0.1% on a 52 week basis. The increase in net sales was attributable to the full year impact of the nine stores opened during fiscal 1997, as well as the partial year sales from the 15 stores opened during fiscal 1998.

Gross profit was $61.2 million for fiscal 1998, compared to $44.6 million for fiscal 1997, an increase of $16.6 million, or 37.1%. Gross margin decreased to 39.1% in fiscal 1998, from 39.4% in fiscal 1997, due to increased promotional activity and a reduction in commission and allowances.

Selling, general and administrative expense was $57.5 million for fiscal 1998, compared to $39.2 million for fiscal 1997, an increase of $18.3 million, or 46.8%. The increase resulted primarily from a $14.6 million increase in store level and distribution costs, $3.6 million of which was attributable to the full year operation of nine stores opened in fiscal 1997, plus expenses relating to the 15 stores opened during fiscal 1998. Additionally, warehouse costs increased $1.6 million, due to costs and inherent start-up inefficiencies resulting from the third quarter 1998 relocation of the Company's retail distribution facility to South Plainfield, New Jersey. Store level expenses include preopening costs, which are expensed as incurred, and totaled $1.9 million in fiscal 1998, compared to $1.0 million in fiscal 1997. Also included in store level costs is advertising expense, which increased $1.4 million as the Company expanded its advertising program during fiscal 1998, to include a targeted radio campaign. Administrative support expenses increased $2.2 million reflecting the impact of salary, fringe benefits and personnel costs for key individuals added to the back office and field support infrastructure. Selling, general and administrative expense, as a percentage of net sales, increased to 36.8% in fiscal 1998, from 34.6% in fiscal 1997.

Operating profit decreased to $3.6 million for fiscal 1998, from $5.4 million for fiscal 1997. As a percentage of net sales, operating profit decreased to 2.3% from 4.8%. This decrease was primarily due to the factors described above.

Fiscal 1997 Results versus Fiscal 1996

Net sales were $113.2 million for fiscal 1997, compared to $84.2 million for fiscal 1996, an increase of $29.0 million, or 34.4%. Comparable store (13 stores for fiscal 1997) net sales increased approximately 3.3%. Adjusting for the additional week in fiscal 1997, comparable store net sales increased 1.8%. The increase in net sales was attributable to the full year impact of the 10 stores opened during fiscal 1996, as well as the partial year sales from the nine stores opened during fiscal 1997.

Gross profit was $44.6 million for fiscal 1997, compared to $32.9 million for fiscal 1996, an increase of $11.7 million, or 35.6%. Gross margin increased to 39.4% in fiscal 1997, from 39.1% in fiscal 1996. Better store controls resulting in reduced inventory shrink results together with promotions and rebate income, all reducing cost of sales, were largely responsible for the increase.

Selling, general and administrative expense was $39.2 million for fiscal 1997, compared to $29.1 million for fiscal 1996, an increase of $10.1 million, or 34.8%. The increase resulted primarily from a $9.2 million increase in store level and warehouse and distribution expenses, reflecting the addition of nine stores during fiscal 1997 and the full year effect of the 10 stores opened in fiscal 1996. Store preopening costs, which are expensed as incurred, totaled $1.0 million in fiscal 1997, compared to $850,000 in fiscal 1996. The Company also expanded its advertising program during fiscal 1997, resulting in $1.1 million of additional expenses. In addition, administrative support expenses increased $650,000. Selling, general and administrative expense, as a percentage of net sales, increased slightly to 34.6% in fiscal 1997, from 34.5% in fiscal 1996.

Operating profit increased to $5.4 million for fiscal 1997, from $3.8 million for fiscal 1996. As a percentage of net sales, operating profit increased to 4.8% from 4.5%. This increase was primarily due to the factors described above.


WHOLESALE SEGMENT

Fiscal 1998 Results versus Fiscal 1997

Net sales, excluding intercompany sales, for fiscal 1998 were $80.9 million, compared to $95.1 million for fiscal 1997, a decrease of $14.2 million, or 15.0%. The decline was primarily attributable to a decrease in sales to a large wholesale customer which was acquired early in 1998. The Company expects further declines in sales to this customer.

Gross profit was $23.2 million for fiscal 1998, compared to $27.3 million for fiscal 1997, a decrease of $4.1 million, or 15.0%. Gross margin was unchanged at 28.7%.

Selling, general and administrative expense was $13.6 million for fiscal 1998, compared to $14.5 million for fiscal 1997, a decrease of $862,000, or 6.0%. The decrease in selling, general and administrative expense was attributable to lower levels of payroll and bonus payments, sales commissions, and product sales program development costs, partially offset by higher warehouse rent expense attributable to the 100,000 square foot addition completed in third quarter 1997. As a percentage of net sales, selling, general and administrative expense increased to 16.8% in fiscal 1998, from 15.2% in fiscal 1997.

Wholesale operating profit was $9.6 million for fiscal 1998, compared to $12.8 million for fiscal 1997, a decrease of $3.2 million, or 25.1%. As a percentage of net sales, operating profit decreased to 11.9% in fiscal 1998, from 13.5% in fiscal 1997, due to the factors described above.

Fiscal 1997 Results versus Fiscal 1996

Net sales, excluding intercompany sales, for fiscal 1997 of $95.1 million were virtually unchanged from fiscal 1996 despite a 15% decline in sales to the Company's largest wholesale customer.

Gross profit was $27.3 million for fiscal 1997, compared to $25.6 million for fiscal 1996, an increase of $1.7 million, or 6.6%. Gross margin increased to 28.7% in fiscal 1997, from 26.8% in fiscal 1996. The increase in gross margin was attributable to a higher percentage of stock sales which typically present a higher gross margin.

Selling, general and administrative expense was $14.5 million for fiscal 1997, compared to $11.6 million for fiscal 1997, an increase of $2.9 million, or 24.8%. The increase in selling, general and administrative expense was attributable to higher warehouse expenses, including rent and costs related to the repackaging of products, additional sales commission expenses, and higher administrative costs primarily related to the development of new product sales programs. As a percentage of net sales, selling, general and administrative expense increased to 15.2% in fiscal 1997, from 12.1% in fiscal 1996.

Wholesale operating profit was $12.8 million for fiscal 1997, compared to $14.0 million for fiscal 1996, a decrease of $1.2 million, or 8.5%. As a percentage of net sales, operating profit decreased to 13.5% in fiscal 1997, from 14.6% in fiscal 1996, due to the factors described above.


CORPORATE EXPENSES AND SPECIAL CHARGES

Fiscal 1998 Results versus Fiscal 1997

Corporate expenses consist of the cost of senior management and shared administrative resources which are utilized by both segments of the business. Corporate expense also includes management fee revenue received from VCM, Ltd., the 50% owned joint venture with Value City Department Stores, which commenced operation on August 3, 1997. Corporate expense for fiscal 1998 was $0.5 million, compared to $2.2 million for fiscal 1997. The decrease was due to higher VCM management fee revenue, which increased to $3.1 million for fiscal 1998, from $1.8 million in fiscal 1997, and lower expense levels, particularly in bonus expense. As a result, net corporate expense decreased as a percentage of total Company sales to 0.2% in fiscal 1998 from 1.0% in fiscal 1997.

Special charges for fiscal 1998 totaling $1.4 million resulted from the relocation of the Company's retail warehouse and distribution facility to South Plainfield, New Jersey. The charges reflect the estimated costs of exiting the former retail warehouse located in Englewood, New Jersey, and related long-lived asset write-offs and employee severance.

Interest expense was $2.1 million for fiscal 1998, compared to $943,000 for fiscal 1997, primarily reflecting higher average borrowings in support of retail store growth and management information system initiatives. Other expense was $627,000 for fiscal 1998, compared to $662,000 for fiscal 1997. Other expense includes the Company's 50% share in the net loss of VCM, Ltd., $477,000 for fiscal 1998 and $758,000 for fiscal 1997, and for fiscal 1998, a $150,000 charge relating to contingent obligations for retail operations disposed of in 1995.

Fiscal 1997 Results  versus Fiscal 1996

Corporate expense was $2.2 million for fiscal 1997, compared to $5.1 million for fiscal 1996. The decrease was attributable to salary reductions effected at the time of the initial public offering ("IPO"), offset by the addition of expenses attributed to being a public company. In addition, fiscal 1997 corporate expense is net of $1.8 million management fee revenue from VCM, Ltd. As a result, net corporate expense decreased as a percentage of total Company sales to 1.0% in fiscal 1997 from 2.9% in fiscal 1996.

Special charges for fiscal 1996 totaling $4.2 million resulted from compensation and other charges arising at the time of the Company's IPO. There were no special charges for fiscal 1997.

Interest expense decreased $1.3 million to $943,000 for fiscal 1997, compared to $2.3 million for fiscal 1996, primarily reflecting lower post-IPO net borrowings. Other expense includes a $758,000 net loss which reflects the Company's 50% interest in VCM, Ltd. for fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary requirements for capital consist of inventory purchases, expenditures related to new store openings, existing store remodeling, MIS initiatives, and other working capital needs. The Company takes advantage of closeout and other special situation purchasing opportunities which frequently result in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases. The Company's high level of committed credit allows it to take immediate advantage of special situation purchasing opportunities. Having such credit availability provides the Company with a competitive advantage measured against many of its competitors.

The Company's growth has been financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit. In March 1998, the Company entered into a new $60.0 million credit facility. This facility is comprised of a $50.0 million revolving line of credit and a $10.0 million term loan. The facility expires on November 15, 2002. The term loan requires 20 consecutive quarterly payments of $500,000 plus accrued interest commencing May 1, 1998. Borrowings under the facility bear interest, at the Company's option, at either the banks' prime rate less 50 basis points or LIBOR plus a spread. Availability on the facility is the lesser of the total credit commitment or a borrowing base calculation based upon the Company's accounts receivable and inventories. The facility contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments. At January 30, 1999, the Company had availability of $23.2 million.

For fiscal year 1998, cash provided by consolidated operating activities was $5.6 million, compared to cash used in fiscal 1997 of $9.1 million. A decrease in accounts receivable and an increase in accounts payable, partially offset by increases in inventory and other assets, comprised the majority of the cash provided for fiscal 1998. Increases in trade receivables, inventories, and a decrease in trade payables comprised the majority of cash used for fiscal 1997. Cash used in investing activities decreased to $9.4 million in fiscal 1998, from $17.4 million in fiscal 1997. Fiscal 1998 investing activities primarily comprised capital expenditures of $8.1 million and the investment in lease acquisitions of $1.3 million. Cash generated by financing activities of $4.2 million for fiscal 1998 was the result of additional borrowings from the Company's credit facility.

Total assets increased 15.0% to $131.0 million at fiscal year end 1998, from $113.9 million at year end 1997. Working capital decreased to $54.0 million in fiscal 1998, from $55.9 million at the prior year end, primarily as a result of increases in accounts payable and current portion of long term debt, and a decrease in accounts receivable, partially offset by an increase in inventory. The current ratio was 2.9 to 1 at year end 1998, from 3.9 to 1 at year end 1997. Net fixed assets were $17.3 million at the end of fiscal 1998, an increase of $6.4 million over fiscal year end 1997, primarily related to capital expenditures for fixtures, equipment, and leasehold improvements related to new store openings, improvements to the new retail warehouse and distribution facility, and investment in management information systems initiatives.

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


SEASONALITY

The Company, with the growth of its retail operations and the retail orientation of the VCM, Ltd. joint venture, has shifted its business mix more toward retail. This shift will also effect the net sales and earnings pattern of the Company, with a greater weighting toward the second half of the fiscal year.


YEAR 2000 DISCLOSURE

The Company has completed a review of its internal management information systems regarding Year 2000 issues. The Company's planned systems initiatives will resolve the majority of the issues as current systems are converted to Year 2000 compliant systems. For other legacy systems, the Company has developed an action plan and begun implementing remedial measures. All internal management information systems are expected to be in Year 2000 compliance by mid-fiscal 1999. The Company estimates that costs associated with making internal management information systems Year 2000 compliant will not be material, and thus will not have a material impact on the Company's financial position, results of operations, and cash flows. The Company also relies, directly and indirectly, on external systems of business enterprises such as suppliers, creditors, and financial organizations, both domestic and international. Many of these external business partners have not, as of yet, advised the Company as to the status of their Year 2000 program. The Company's operations could also be effected if its external business partners do not successfully implement Year 2000 compliant systems.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires public business enterprises to report certain information about operating segments, as well as certain information about products and services, geographic areas in which an enterprise operates, and any major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 for the fiscal 1998 financial statements.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. In June, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 132 and SFAS No. 133 are currently not applicable to the Company.

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires that the cost of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has not fully analyzed the effect of SOP 98-5, but does not believe it will have a significant impact on its consolidated financial statements.


FORWARD LOOKING STATEMENTS

Forward looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: the successful implementation and timing of the Company's retail expansion plans; the ability to purchase quality closeout merchandise at prices that allow the Company to maintain or exceed expected margins on sales; the effect of comparable store sales and the disproportionate impact caused by individual buying transactions; any unanticipated problems at the Company's distribution facilities or in transportation of merchandise in general; and the operating and financial results of the Value City joint venture. Please refer to the Company's subsequent SEC filings under the Securities Exchange Act of 1934, as amended, for further information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       The information required by this Item (other than the information regarding executive officers set forth at the end of Item 4(a) of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

       The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) (1)    Financial Statements:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998.

                  Consolidated Statements of Operations for the Years Ended January 30, 1999, January 31, 1998 and January 25, 1997.

                  Consolidated Statements of Stockholders' Equity and Partners' Capital for the Years Ended January 30, 1999, January 31, 1998 and January 25, 1997.

                  Consolidated Statements of Cash Flows for the Years Ended January 30, 1999, January 31, 1998 and January 25, 1997.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mazel Stores, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 1999, in conformity with generally accepted accounting principles.

                                             KPMG LLP



Cleveland, Ohio
March 16, 1999

                               MAZEL STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      January 30,               January 31,
                                                                         1999                      1998
                                                                      -----------               -----------
ASSETS

Current assets
     Cash and cash equivalents                                        $  1,668                     1,240
     Accounts receivable-trade, less allowance for doubtful
       accounts of $195 in both periods                                 12,819                    15,507
     Notes and other receivables                                           223                       334
     Inventories                                                        60,789                    53,676
     Prepaid expenses                                                    3,140                     1,194
     Deferred income taxes (note 8)                                      3,389                     2,837
                                                                       -------                   -------
            Total current assets                                        82,028                    74,788

Equipment, furniture, and leasehold improvements, net (note 4)          17,268                    10,889
Other assets                                                             4,205                     3,183
Investment in VCM, Ltd. (note 16)                                        8,401                     8,879
Notes and accounts receivable-related parties (notes 6 and 16)           6,953                     3,952
Goodwill, net                                                           10,388                    10,701
Deferred income taxes (note 8)                                           1,752                     1,492
                                                                       -------                   -------
                                                                      $130,995                   113,884
                                                                       =======                   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt (note 5)                       $  2,017                        17
     Accounts payable                                                   21,882                    14,362
     Accrued expenses                                                    3,432                     4,036
     Other current liabilities                                             737                       511
                                                                        ------                    ------
            Total current liabilities                                   28,068                    18,926
Revolving line of credit (note 5)                                       15,448                    19,716
Long-term debt, net of current portion (note 5)                          6,537                        48
Other liabilities                                                        2,912                     2,355
                                                                       -------                   -------
            Total liabilities                                           52,965                    41,045
Stockholders' equity
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                    --                        --
     Common stock, no par value; 14,000,000 shares authorized;
        9,141,800 and 9,144,200 shares issued and
        outstanding, respectively                                       64,320                    64,302
     Retained earnings                                                  13,710                     8,537
                                                                       -------                   -------
            Total stockholders' equity                                  78,030                    72,839
Commitments and contingencies (note 9)                                 -------                   -------
                                                                      $130,995                   113,884
                                                                       =======                   =======


           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              Fiscal Year Ended
                                                                 -----------------------------------------
                                                                 January 30,    January 31,    January 25,
                                                                    1999           1998            1997
                                                                 -----------    -----------    -----------
Net sales                                                         $237,134        208,326         179,877
Cost of sales                                                      152,792        136,446         121,382
                                                                   -------        -------         -------
      Gross profit                                                  84,342         71,880          58,495
Selling, general, and administrative expense                        71,643         55,839          45,802
Special charges (note 11)                                            1,387            -             4,243
                                                                   -------         ------          ------
      Operating profit                                              11,312         16,041           8,450
Other income (expense)
  Interest expense, net                                             (2,062)          (943)         (2,254)
  Other (notes 9 and 16)                                              (627)          (662)             34
                                                                   -------         ------          ------
      Income before income taxes                                     8,623         14,436           6,230
Income tax expense (benefit) (note 8)                                3,450          5,919          (1,987)
                                                                    ------         ------          -------
      Net income                                                   $ 5,173          8,517           8,217
                                                                    ======         ======          =======

Pro forma as adjusted data (unaudited) (note 13)
  Income before income taxes                                                                      $ 6,230
 Supplemental pro forma adjustments
   Management compensation adjustments                                                              1,235
   Special charges                                                                                  4,243
   Reduction in interest expense, net                                                               2,460
   Provision for income taxes                                                                      (5,667)
                                                                                                   ------
      Pro forma as adjusted net income                                                            $ 8,501
                                                                                                   ======

Net income per share (note 17)
   As reported - basic                                             $  0.57            0.93
   As reported - diluted                                           $  0.57            0.92
   Pro forma as adjusted (unaudited) - basic                                                      $  0.93
   Pro forma as adjusted (unaudited) - diluted                                                    $  0.91

Average shares outstanding - basic                               9,141,600       9,162,100      9,170,100
Average shares outstanding - diluted                             9,146,800       9,265,400      9,386,000


           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.
      Consolidated Statements of Stockholders' Equity and Partners' Capital
                             (Dollars in thousands)



                                                                                                      Mazel
                                                                                     Retained        Company
                                                         Common        Common        Earnings       Partners'
                                                         Shares         Stock        (Deficit)       Capital          Total
                                                         ------         -----        ---------       -------          -----

Balance as of January 31, 1996                                         $    100        (204)          12,974         12,870

Capital contributed                                                         -            -             4,000          4,000
Net proceeds from issuance and sale of
 common shares in connection with the
 initial public offering, net of issuance
 costs of $1,038 (note 2)                               2,960,100        43,008          -               -           43,008
Stock issued pursuant to compensation
 arrangements                                             206,900         3,646          -               -            3,646
Conversion of debt                                        312,500         1,000          -               -            1,000
Partners' withdrawals                                        -              -            -            (7,979)        (7,979)
Net income                                                   -              -           224            7,993          8,217
Exchange of partnership equity for stock                5,690,600        16,988          -           (16,988)           -
                                                        ---------       -------      -------         --------        ------
Balance as of January 25, 1997                          9,170,100        64,742          20              -           64,762


Stock retirement                                          (25,900)         (440)         -               -             (440)
Net income                                                   -              -          8,517             -            8,517
                                                        ---------       -------      -------         --------        ------
Balance as of January 31, 1998                          9,144,200        64,302        8,537             -           72,839


Stock retirement                                           (3,800)           (4)         -               -               (4)
Sale of common shares                                       1,400            22          -               -               22
Net income                                                   -              -          5,173             -            5,173
                                                        ---------       -------      -------         --------        ------
Balance as of January 30, 1999                          9,141,800      $ 64,320       13,710             -           78,030
                                                        =========       =======      =======         ========        ======






           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                         Fiscal Year Ended
                                                                              -----------------------------------------
                                                                              January 30,    January 31,    January 25,
                                                                                 1999           1998           1997
                                                                              -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                                                   $ 5,173          8,517          8,217
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities
    Depreciation and amortization                                                2,514          1,519          1,075
    Deferred income taxes                                                         (812)           379         (2,304)
    Equity in net loss from VCM, Ltd.                                              478            758            -
    Noncash compensation expense                                                    -             -            2,928
    Noncash retirement of shareholder loans,
     stock options, and restricted stock                                            (4)          (440)           -
    Changes in operating assets and liabilities
     Accounts receivable - trade                                                 2,688         (4,942)        (2,077)
     Notes and other receivables                                                   111           (238)           256
     Inventories                                                                (7,113)       (13,277)       (10,735)
     Prepaid expenses                                                           (1,946)            (8)          (704)
     Other assets                                                               (3,178)        (1,633)           (31)
     Accounts payable                                                            7,520         (1,085)         3,627
     Accrued expenses and other liabilities                                        179          1,383            626
                                                                                 -----          -----          -----
             Net cash provided by (used in) operating activities                 5,610         (9,067)           878
                                                                                 -----          -----          -----
Cash flows from investing activities:
  Capital expenditures                                                          (8,155)        (5,832)        (3,923)
  Investment in VCM, Ltd.                                                           -          (9,637)           -
  Cash paid for lease acquisitions                                              (1,270)        (1,950)           -
  Cash paid for acquisitions, net of cash acquired                                  -             -             (266)
  Cash received at acquisition, net of cash expenses                                -             -               70
  Issuance of notes receivable - related parties                                    -             -           (2,936)
                                                                                 -----         ------          -----
             Net cash used in investing activities                              (9,425)       (17,419)        (7,055)
                                                                                 -----         ------          -----
Cash flows from financing activities:
  Repayment of debt                                                            (70,534)       (44,065)       (33,414)
  Net borrowings under credit facility                                          74,755         63,781          7,102
  Equity contributions                                                              -             -            4,000
  Partners' withdrawals                                                             -             -           (7,979)
  Net proceeds from sale of common shares                                           22            -           43,008
                                                                                 -----         ------         ------
             Net cash provided by financing activities                           4,243         19,716         12,717
                                                                                 -----         ------         ------
Net increase (decrease) in cash and cash equivalents                               428         (6,770)         6,540

Cash and cash equivalents at beginning of year                                   1,240          8,010          1,470
                                                                                 -----          -----         ------
Cash and cash equivalents at end of year                                       $ 1,668          1,240          8,010
                                                                               =======          =====         ======
Supplemental disclosures
  Cash paid for interest                                                       $ 2,085          1,883          2,503
  Cash paid for income taxes                                                   $ 4,892          5,441            278
                                                                                ======          =====         ======



           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  DESCRIPTION OF BUSINESS

           The Company consists of two complementary operations: (i) a major regional closeout retail business; and (ii) the nation's largest closeout wholesale business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company operates a chain of 47 closeout retail stores, including 25 in New York (seven of which are in Manhattan), 18 in New Jersey, and two each in Pennsylvania and Connecticut.

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

      (C)  BASIS OF PRESENTATION

           The consolidated financial statements of the Company give effect to the common control of the Partnership and Odd Job prior to the IPO and are comprised of the operations of the Partnership for all years presented including the Odd Job operations as of December 7, 1995. The transfer of assets and liabilities among these commonly controlled entities has been accounted for at historical cost in a manner similar to a pooling of interests.

      (D)  PRINCIPLES OF CONSOLIDATION

           The financial statements of the Company are presented on a consolidated basis to reflect the economic substance of activities arising from their common management and control. All significant intercompany balances and transactions have been eliminated in consolidation.

      (E)  CASH AND CASH EQUIVALENTS

           For financial reporting purposes, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

      (F)  INVENTORIES

           Wholesale inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method, and retail inventories are valued by use of the retail method.

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

              At January 30, 1999 and January 31, 1998, accumulated amortization amounted to $981 and $668, respectively.

       (I) INCOME TAXES

              The Company accounts for income taxes by the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss, deduction, or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

       (J) ADVERTISING

              The Company expenses advertising costs as incurred. Advertising expense was $3,107, $1,724, and $598 for the fiscal years ended January 30, 1999, January 31, 1998, and January 25, 1997, respectively.

       (K) FISCAL YEAR

           The Company's fiscal year end is on the last Saturday in January nearest to January 31. Fiscal years 1998, 1997 and 1996 are defined as the fiscal years ended January 30, 1999, January 31, 1998 and January 25, 1997, respectively. Fiscal years 1998 and 1996 were 52 week years, while fiscal 1997 was a 53 week year.

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

       (M)  RECLASSIFICATIONS

           Certain reclassifications were made to the Company's prior period financial statements to conform to the January 30, 1999 presentation.

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

(3)    ODD JOB ACQUISITION

           On December 7, 1995, the Odd Job retail operations were acquired by ZS Fund L.P. for $10,500 and an additional $1,013 in related expenses, in a transaction accounted for by the purchase accounting method. In connection with this acquisition, the Company recorded $8,801 of excess purchase price over the fair value of the net identifiable assets acquired.

(4)    EQUIPMENT, FURNITURE, AND LEASEHOLD IMPROVEMENTS

           The major classes of equipment, furniture, leasehold improvements, and construction in progress are summarized at cost, as follows:


                                                                           January 30,          January 31,
                                                                              1999                  1998
                                                                           -----------          -----------

       Furniture, fixtures, and equipment                                  $  11,003               7,295
       Leasehold improvements                                                  9,501               5,457
       Construction in progress                                                2,393               1,892
                                                                            --------              ------
                                                                              22,897              14,644
       Less accumulated depreciation and amortization                          5,629               3,755
                                                                            --------              ------
                                                                           $  17,268              10,889
                                                                            ========              ======

(5)    LONG-TERM DEBT

       The Company's long-term debt as of January 30, 1999 and January 31, 1998 consisted of the following:

                                                                           January 30,          January 31,
                                                                              1999                 1998
                                                                           -----------          -----------
       Revolving credit facility                                           $ 15,448               19,716
       Other debt                                                             8,554                   65
       Less current portion                                                  (2,017)                 (17)
                                                                            -------               ------
                                                                           $ 21,985               19,764
                                                                            =======               ======


       At January 31, 1998, the Company maintained a $40,000 revolving line of credit with its bank secured by substantially all of its assets and with a maturity date of April 30, 1999. On March 10, 1998, the Company entered into a $60,000 credit facility with a bank syndicate providing for a $50,000 revolving line of credit and a $10,000 term loan. The credit facility is secured by substantially all of the Company's assets and expires on November 15, 2002. The term loan requires 20 consecutive quarterly payments of $500 plus accrued interest, commencing May 1, 1998. Both loans call for interest at the banks' prime rate less 50 basis points or LIBOR plus a spread, and are subject to a commitment fee on the unused portion. Availability on the facilities is the lesser of the total credit commitment or a borrowing base calculation based primarily on the Company's accounts receivable and inventories. The facilities contain restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments. At January 30, 1999 and January 31, 1998, the Company was in compliance with all restrictive covenants.

(6)    RELATED PARTY TRANSACTIONS

       As of January 30, 1999 and January 31, 1998, notes receivable consists primarily of $2,663 and $2,531, respectively, relating to tax loans provided to certain key executives related to stock issued in lieu of compensation reductions and to former shareholders of the Company in payment of indebtedness at the time of the Company's IPO. Such amounts include accrued interest of $257 and $99, respectively, at a rate of 6.6 percent.

       During the year ended January 25, 1997, the Partnership paid its managing partner a management fee of $289, including a one-time management fee buyout of $200.

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

(8)    INCOME TAXES

       Income tax expense (benefit) attributable to income from operations is as follows:


                                                                        Fiscal Year Ended
                                                            ------------------------------------------
                                                            January 30,     January 31,    January 25,
                                                              1999             1998            1997
                                                            -----------     -----------    -----------
            Federal
              Current                                       $3,819            4,612            -
              Deferred                                        (772)             375          (1,975)
                                                            ------            -----          ------
                                                             3,047            4,987          (1,975)
            State and local
              Current                                          443              868             316
              Deferred                                         (40)              64            (328)
                                                            ------            -----          ------
                                                               403              932             (12)
                                                            ------            -----          ------
                                                            $3,450            5,919          (1,987)
                                                            ======            =====          ======

       The income tax expense (benefit) differed from the "expected" amount computed by applying the U.S. federal tax rate of 35 percent to pretax income from operations as a result of the following:


                                                                        Fiscal Year Ended
                                                            ------------------------------------------
                                                            January 30,     January 31,    January 25,
                                                              1999             1998            1997
                                                            -----------     -----------    -----------

           Computed "expected" tax expense                  $3,018            5,060           2,181
           Corporate state and local taxes,
              net of federal benefit                           262              606             159
           Non-recurring tax benefit                            -                -           (1,489)
           Partnership period earnings taxed
              to respective partners                            -                -           (2,797)
           Partnership local taxes                              -                -               72
           Other                                               170              253            (113)
                                                            ------            -----          -------
                                                            $3,450            5,919          (1,987)
                                                            ======            =====          =======



       The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:


                                                                            January 30,   January 31,
                                                                               1999          1998
                                                                            -----------   -----------
              Deferred tax assets
                  Current
                     Inventory capitalization and reserve                     $2,112         1,941
                     Accrued expenses                                            579           522
                     Net operating loss carryforward                              34            34
                     Other                                                       664           340
                                                                               -----         -----
                                                                               3,389         2,837
                  Noncurrent
                     Equipment, furniture, and leasehold
                         improvements basis differences                        1,472         1,356
                     Accrued lease obligations                                 1,165           966
                                                                               -----         -----
                                                                               2,637         2,322
                                                                               -----         -----
                          Total gross deferred tax assets                      6,026         5,159

              Noncurrent deferred tax liabilities - goodwill                    (885)          (830)
                                                                              ------          -----

                             Net deferred tax asset                           $5,141          4,329
                                                                              ======          =====



             A net operating loss of $84 from fiscal year ended January 31, 1996 is available to offset future taxable income. The loss carryforward expires in 11 years.

             A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefit will not be realized. In management's opinion, it is more likely that the tax benefits will be realized; consequently, no valuation allowance has been established as of January 30, 1999 and January 31, 1998.


(9)    COMMITMENTS AND CONTINGENCIES

       (A)   LEASES

             The Company is obligated for office, warehouse, and retail space under operating lease agreements which expire at various dates through fiscal 2017. Some of these leases are subject to certain escalation clauses based upon real estate taxes and other occupancy expense, and several leases provide for additional rent based on a percentage of sales. Three of the lessors are organizations that certain executives of the Company have a minority ownership interest.

           At January 30, 1999, minimum annual rental commitments under noncancelable leases for the Company as a whole are as follows, for the fiscal year ending:

                         2000                                   $  15,046
                         2001                                      14,531
                         2002                                      13,793
                         2003                                      11,892
                         2004                                       9,973
                         Thereafter                                40,933
                                                                   ------
                                                                 $106,168
                                                                 ========

           Rent expense under all operating leases for the fiscal years ended January 30, 1999, January 31, 1998, and January 25, 1997 was $13,006,
           $9,311, and $7,199, respectively. These amounts include rent paid to a related party lessor of $1,967, $1,533, and $1,471, respectively.

           In conjunction with the Odd Job acquisition, a portion of the purchase price was assigned to leases based on the excess of the contractual lease payments over the estimated current market rentals in the amount of $1,583. This amount is shown with other liabilities and will be reduced as lease payments are made.

       (B) LETTERS OF CREDIT

           The $50,000 revolving line of credit includes a letter of credit facility totaling $15,000 for use in the normal operations of the business. At January 30, 1999 and January 31, 1998, the Company had outstanding letters of credit issued to various parties aggregating $5,370 and $3,083, respectively.

       (C) CONTINGENT SUBORDINATED NOTES

           The Company has two subordinated notes due to a former owner of a retail store acquired as part of the Odd Job acquisition, both of which mature on December 31, 2002. Payments are to be made annually to a maximum of $675 and $275, based on the store's distribution profits, as defined. No amounts have been paid or are payable on these notes through January 30, 1999.

       (D) LITIGATION

           At January 30, 1999, the Company was a party to certain lawsuits incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's consolidated financial position or results of operations.

       (E) RETAIL LEASE OBLIGATIONS

           In connection with the sale of the Ohio retail stores in October 1995, the Company remains contingently liable for the retail store lease obligations in the event that the buyer should default on its lease payments. The lease obligations for the remaining fiscal years are as follows: 2000 $191; 2001 $81; 2002 $47. In 1998, the buyer ceased operation, therefore, the Company has recorded a charge of $150,000 representing expected future obligations related to the operation, net of amounts due from the buyer.

(10)   RETIREMENT AND SAVINGS PLAN (DOLLARS AS STATED)

           The Company maintains separate contributory savings plans, under
       Section 401(k) of the Internal Revenue Code, for its non-union and union employees who meet certain age and service requirements. In early fiscal 1998, the Company amended its Section 401(k) plan covering non-union employees. The Company's contribution for the non-union plan is equal to 25 percent of employee contributions up to three percent of employee compensation, with the Company's contributions vesting ratably over five years. The Company contribution to the union plan is equal to 25 percent of the contributions to an annual maximum of $300 per employee, and vests immediately. Contributions to these plans by the Company have not been material.

(11)   SPECIAL CHARGES

       Special charges for the fiscal year ended January 30, 1999 resulted from the relocation of the Company's retail warehouse and distribution facility to South Plainfield, New Jersey. The charges totaling $1,387 reflect the estimated costs of exiting the former retail warehouse located in Englewood, New Jersey, and related long-lived asset write-offs and employee severance.

       Special charges totaling $4,243 for the fiscal year ended January 25, 1997 resulted from compensation and other charges arising at the time of the Company's IPO.

(12)   COMPENSATORY PLANS

       (A) STOCK OPTION PLAN

           The Mazel Stores, Inc. 1996 Stock Option Plan ("Stock Option Plan") was adopted by the Board of Directors and approved by the shareholders of the Company effective October 1, 1996. The Stock Option Plan, which was amended with a shareholder vote at the 1998 Annual Meeting of Shareholders, increased the shares for issuance by 600,000 to 1,500,000 stock options ("Options") to acquire common stock of the Company. Pursuant to the provisions of the Stock Option Plan, employees of the Company may be granted Options, including both incentive stock options and nonqualified stock options ("NQSO"). Consultants may receive only NQSO under the Stock Option Plan. Non-employee directors automatically receive, upon the date they first become Directors, a grant of Options to purchase 15,000 shares of common stock of the Company. The purchase price of a share of common stock pursuant to an Option shall not be less than the fair market value at the grant date. The Options vest in five equal annual installments of 20 percent of the grant, and have a term of 10 years.

           The Company applies the intrinsic value method to account for stock based compensation. Accordingly, no compensation expense has been recognized. The following table provides net income and net income per share reduced to the pro forma amounts calculating compensation expense consistent with the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal years ended January 30, 1999, January 31, 1998 and January 25, 1997, respectively: expected volatility of 40 percent for all fiscal years, risk-free interest rates of 5.0, 6.0 and 6.5 percent, expected lives of 8.2,
           9.6 and 8.8 years, and a dividend yield of zero percent for all fiscal years.

                                                                     Fiscal Year Ended
                                                      -----------------------------------------------
                                                                                           Pro forma
                                                                                          as adjusted
                                                                                          -----------
                                                      January 30,        January 31,      January 25,
                                                         1999               1998             1997
                                                      -----------        -----------      -----------
Net income
   As reported                                        $  5,173             8,517            8,501
   Pro forma                                             4,907             7,819            7,839
Basic net income per share
   As reported                                        $   0.57              0.93             0.93
   Pro forma                                              0.54              0.85             0.85
Diluted net income per share
   As reported                                        $   0.57              0.92             0.91
   Pro forma                                              0.54              0.84             0.84


           The above results may not be representative of the effect of the fair value method on net income for future years.

           The following is a summary of option activity for the fiscal years ended January 30, 1999 and January 31, 1998 and related weighted-average exercise price:


                                                          January 30, 1999                January 31, 1998
                                                       ------------------------       --------------------------
                                                                  Weighted Avg.                    Weighted Avg.
                                                       Shares    Exercise Price       Shares      Exercise Price
                                                       ------    --------------       ------      --------------

Outstanding at beginning of fiscal year                748,450       $16.30           718,350          $16.00
  Granted at market                                    223,975        15.14            55,000           20.07
  Exercised                                             (1,400)       16.00               -              -
  Expired or forfeited                                 (44,900)       20.30           (24,900)          16.00
                                                       -------       ------           -------          ------
Outstanding at end of fiscal year                      926,125       $15.85           748,450          $16.30
                                                       =======       ======           =======          ======
Options available for grant at end of year             573,875                        151,550
Weighted average fair value of options
  granted during the year                                $8.20                          $7.19





                                                          Options Outstanding                        Options Exercisable
                                           --------------------------------------------------    -------------------------------
                                                             Weighted Avg.
                                           No. of Options      Remaining       Weighted Avg.     No. of Options      Weighted Avg.
                                            Outstanding     Contractual Life  Exercise  Price      Exercisable      Exercise Price
                                            -----------     ----------------  --------  -----      -----------      --------------

Range of exercise prices:
   Fiscal year 1996 grants at $16.00           671,150            7.81            $16.00              279,710            $16.00
   Fiscal year 1997 grants at $13.87-25.75      31,000            8.67             20.07                6,200             16.83
   Fiscal year 1998 grants at $10.00-17.50     223,975            9.29             15.14               10,000             17.25
                                               -------            ----            ------              -------            ------
                                               926,125            8.20            $15.85              295,910            $16.06
                                               =======            ====            ======              =======            ======

        (B)RESTRICTED STOCK PLAN (DOLLARS AS STATED)

           The Company's Restricted Stock Plan ("Restricted Stock Plan") was adopted by the Board of Directors and approved by the Company's shareholders effective October 1, 1996. The Restricted Stock Plan serves as the successor to the Partnership's Employee Equity Plan ("Equity Plan"). The Restricted Stock Plan relates to 72,351 unvested shares of common stock issued, initially as partnership units under the Equity Plan. Shares have the same vesting terms as provided in the Equity Plan.

           The Equity Plan provided for the purchase of partnership units by key executives of the Company, with exercisability subject to vesting restrictions, generally over a five-year period. Employees of the Company purchased a total of 1,730 units (representing 550,711 shares of common stock) under the Equity Plan. A total of 1,038 units were vested prior to, and as a result of, the effectiveness of the IPO. In conjunction with the IPO, all vested units (aggregating 330,426 shares of common stock) were distributed to Equity Plan participants and all unvested units (aggregating 220,285 shares of common stock) were being held pursuant to the Restricted Stock Plan. As of January 30, 1999, 72,351 shares are being held pursuant to the Restricted Stock Plan. The Company has recorded compensation expense in accordance with the vesting provisions of the Restricted Stock Plan at a value of $225 per unit, which represents the difference between the purchase price and the fair value of each unit at the grant date as established by an independent appraisal.

(13)   PRO FORMA INFORMATION (UNAUDITED)

       The unaudited pro forma as adjusted data, as shown on the accompanying consolidated statements of operations, gives effect to the IPO and the combination of the Partnership and Odd Job as if such transaction would have occurred at the beginning of the fiscal year ended January 25, 1997. Such data excludes certain one-time charges (principally compensation adjustments) incurred at the time of the IPO and organization of the Company, provides for income taxes at an effective rate of 40 percent, and excludes the one-time tax benefit of $1,489 attributable to the change in the Company's tax status.

(14)   BUSINESS SEGMENT INFORMATION

       In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company adopted this standard, as required, for its January 30, 1999 consolidated financial statements.

       The Company's business segments are: retail, wholesale and corporate. Both retail and wholesale purchase quality, frequently brand name, value-oriented consumer products. Retail sells its product through its Odd Job store chain (47 at year-end) while wholesale sells to retailers, including Odd Job, wholesalers and distributors. Corporate includes shared administrative expenses and management fee revenue from VCM, Ltd. Summarized financial information by business segment as of the fiscal years ended January 30, 1999, January 31, 1998 and January 25, 1997, is as follows:


                                                                                     Capital    Depreciation
                                                    Operating         Total           Expen-        and
                                  Net Sales           Profit          Assets          ditures   Amortization
                                  ---------           ------          ------          -------   ------------
January 30, 1999
 Retail                          $ 156,242             3,618          63,225           7,730        2,114
 Wholesale                          90,709             9,600          52,416             425          400
 Intersegment revenues              (9,817)
 Corporate                              -               (519)         15,354              -            -
 Special charges                        -             (1,387)             -               -            -
                                 ---------            ------         -------           -----        -----
                                 $ 237,134            11,312         130,995           8,155        2,514
                                 =========            ======         =======           =====        =====

January 31, 1998
  Retail                         $ 113,205             5,393          44,598           4,786        1,102
  Wholesale                        107,535            12,821          56,455           1,046          417
  Intersegment revenues            (12,414)
  Corporate                             -             (2,173)         12,831              -            -
                                 ---------            ------         -------           -----        -----
                                 $ 208,326            16,041         113,884           5,832        1,519
                                 =========            ======         =======           =====        =====

January 25, 1997
  Retail                         $  84,202             3,817          31,680           2,726          706
  Wholesale                        104,732            14,015          51,745           1,197          369
  Intersegment revenues             (9,057)
  Corporate                             -             (5,139)          2,936              -            -
  Special charges                       -             (4,243)             -               -            -
                                 ---------             -----          ------           -----        -----
                                 $ 179,877             8,450          86,361           3,923        1,075
                                 =========             =====          ======           =====        =====


         Sales to the Company's largest customer accounted for 7.4 percent, 14.9 percent and 20.0 percent of total sales for fiscal years 1998, 1997 and 1996, respectively. Corporate operating profit is shown net of VCM Ltd. management fee revenue of $3,085 and $1,789 for fiscal years 1998 and 1997, respectively.

(15)     UNAUDITED QUARTERLY FINANCIAL DATA

         The following is a summary of unaudited quarterly results of operations for the fiscal years ended January 30, 1999, January 31, 1998 an January 25, 1997:


                                                                            Quarter
                                                      ---------------------------------------------------
                                                       First          Second         Third         Fourth
                                                       -----          ------         -----         ------
Year ended January 30, 1999
   Net sales                                          $48,907         53,333         60,324        74,570
   Gross profit                                        17,321         19,071         20,856        27,094
   Net income                                             922            881             26         3,344
   Net income per share - basic                       $  0.10           0.10           0.00          0.37
   Net income per share - diluted                        0.10           0.10           0.00          0.37

Year ended January 31, 1998
   Net sales                                          $43,128         49,053         48,820        67,325
   Gross profit                                        14,844         16,160         17,342        23,534
   Net income                                           1,531          2,002          1,558         3,426
   Net income per share - basic                         $0.17           0.22           0.17          0.37
   Net income per share - diluted                        0.16           0.22           0.17          0.37

Year ended January 25, 1997
   Net sales                                          $42,454         42,711         44,387        50,325
   Gross profit                                        12,899         13,752         14,718        17,126
   Net income                                           2,338          2,194          2,416         1,269


         Net income per share for the fiscal 1996 quarters is not meaningful due to the Company's IPO in November 1996.

(16)     INVESTMENT IN VCM, LTD.

         On August 3, 1997, the Company commenced operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores, whereby VCM operates the toy, sporting goods, and expanded health and beauty care departments for the Value City department store chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's initial investment in VCM, which is accounted for under the equity method, was $9,637. In addition to its 50 percent equity share of VCM's net profit or loss, the Company receives a management fee equal to three percent of net sales. Sales to VCM were $3,132 million for fiscal 1998 and $4,539 for fiscal 1997. The Company recorded an account receivable from VCM of $4,182 and $1,421 at January 30, 1999 and January 31, 1998, respectively, representing sales, management fees and invoices paid on behalf of VCM.

(17)     EARNINGS PER SHARE

         The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.


                                                                       Fiscal Year Ended
                                                         ---------------------------------------------
                                                                                            Pro forma
                                                                                           as adjusted
                                                         January 30,     January 31,       January 25,
                                                           1999              1998             1997
                                                         -----------     -----------       ------------
NUMERATOR:
Net income available to common
  shareholders used in basic and
  diluted net income per share                             $ 5,173             8,517            8,501
                                                           =======             =====            =====

DENOMINATOR:
Weighted-average number of
   common shares - basic                                 9,141,600         9,162,100        9,170,100
Net dilutive effect of stock options                         5,200           103,300          215,900
                                                         ---------         ---------        ---------
Weighted-average number of
   common shares - diluted                               9,146,800         9,265,400        9,386,000
                                                         =========         =========        =========

Net income per share - basic                                $ 0.57              0.93             0.93
Net income per share - diluted                              $ 0.57              0.92             0.91


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

                                    MAZEL STORES, INC.

                                        By: /s/ Reuven D. Dessler
                                            ------------------------------------
                                            Reuven D.  Dessler
                                            Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 16, 1999.


              SIGNATURES                                                     TITLE
              ----------                                                     -----

        /s/ Reuven D.  Dessler                                Chairman and Chief Executive Officer
-------------------------------------------                   (Principal Executive Officer) and Director
            Reuven D.  Dessler

        /s/ Susan Atkinson                                    Chief Financial Officer (Principal Financial
-------------------------------------------                   and Accounting Officer)
            Susan Atkinson

        /s/ Charles Bilezikian                                Director
-------------------------------------------
            Charles Bilezikian

        /s/ Brady Churches                                    Director
-------------------------------------------
            Brady Churches

        /s/ Phillip Cohen                                     Director
-------------------------------------------
            Phillip Cohen

        /s/ Robert Horne                                      Director
-------------------------------------------
            Robert Horne

        /s/ Jacob Koval                                       Director
-------------------------------------------
            Jacob Koval

        /s/ Ned L. Sherwood                                   Director
-------------------------------------------
            Ned L. Sherwood

        /s/ Jerry Sommers                                     Director
-------------------------------------------
            Jerry Sommers




                                  EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION OF DOCUMENT
------                    -----------------------

 3.1            Amended and Restated Articles of Incorporation*
 3.2            Amended and Restated Code of Regulations*
 4.1            Asset Based Loan and Security Agreement dated  March 10, 1998 by and among the lending institutions and registrant and subsidiaries***
10.1            Amended and Restated Employment Agreement of Reuven Dessler dated
                September 30, 1996*
10.2            Amended and Restated Employment Agreement of Jacob Koval dated September
                30, 1996*
10.3            Employment Agreement of Brady Churches dated November 1, 1995*
10.4            Amendment to Brady Churches Employment Agreement dated
                September 30, 1996*
10.5            Employment Agreement of Jerry Sommers dated November 1, 1995*
10.6            Amendment to Jerry Sommers Employment Agreement dated September 30, 1996*
10.7            Amended and Restated Employment Agreement of Susan Atkinson dated
                September 30, 1996*
10.8            Amendment to Susan Atkinson Employment Agreement dated
                February 1, 1998***
10.10           1996 Stock Option Plan*
10.11           Restricted Stock Plan*
10.12           Solon, Ohio Facility Lease, dated as of January 1, 1989, including three amendments thereto*
10.13           South Plainfield, New Jersey Facility Lease
10.17           VCM, Ltd.  Agreement dated July 14, 1997**
21              List of Subsidiaries
23              Consent of Independent Auditors
24.1            Powers of Attorney
27              Financial Data Schedule



* Incorporated by reference to exhibit with same exhibit number included in the Registrant's Registration Statement on Form S-1 (File #333-11739) as amended.

** Incorporated by reference to an exhibit included in the Quarterly Statement on Form 10-Q for the quarter ended October 26, 1996.

*** Incorporated by reference to an exhibit included in the Annual Statement on Form 10-K for the fiscal year ended January 31, 1998.