Form 10-Q
period 1999-05-01
MAZEL STORES INC
filed 1999-06-14
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended: May 1, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to ________________.


                           Commission File No. 0-21597

                               MAZEL STORES, INC.
             ------------------------------------------------------
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

                                  440-248-5200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes * No
                                        ---    ---

       Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

       Common Shares, no par value, outstanding as of May 28, 1999: 9,141,798.



                                     1 of 16

                       MAZEL STORES, INC. AND SUBSIDIARIES


                                      INDEX



                                                                        Page No.
                                                                        --------

        PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheets as of
        May 1, 1999 and January 30, 1999                                    4

        Consolidated Statements of Operations
        for the thirteen week periods ended
        May 1, 1999 and May 2, 1998                                         5

        Consolidated Statements of Cash Flows
        for the thirteen week periods ended
        May 1, 1999 and May 2, 1998                                         6

        Notes to Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 9


        PART II - OTHER INFORMATION

        Items 1-6.                                                         15

        Signatures                                                         16



                                     2 of 16

                         PART I - FINANCIAL INFORMATION

              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      The Registrant's Consolidated Financial Statements follow this page.



                                     3 of 16

                               MAZEL STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                          May 1,     January 30,
                                                           1999         1999
                                                       -----------   -----------
                                                       (Unaudited)

ASSETS

Current assets
  Cash and cash equivalents                              $ 2,289        1,668
  Accounts receivable-trade, less allowance
    for doubtful accounts of $370 and $195,
    respectively                                          12,881       12,819
  Notes and other receivables                                208          223
  Inventories                                             70,668       60,789
  Prepaid expenses                                         4,045        3,140
  Deferred income taxes                                    3,389        3,389
                                                        --------      -------
        Total current assets                              93,480       82,028

Equipment, furniture, and leasehold improvements, net     17,732       17,268
Other assets                                               4,365        4,205
Investment in VCM, Ltd.                                    8,340        8,401
Notes and accounts receivable-related parties              3,304        6,953
Goodwill, net                                             10,309       10,388
Deferred income taxes                                      1,752        1,752
                                                        --------      -------
                                                        $139,282      130,995
                                                        ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                     $  2,017        2,017
  Accounts payable                                        21,225       21,882
  Accrued expenses                                         3,421        3,432
  Other current liabilities                                  927          737
                                                        --------      -------
        Total current liabilities                         27,590       28,068

Revolving line of credit                                  24,523       15,448
Long-term debt, net of current portion                     6,033        6,537
Other liabilities                                          3,028        2,912
                                                        --------      -------
        Total liabilities                                 61,174       52,965

Stockholders' equity
  Preferred stock, no par value; 2,000,000 shares
    authorized; no shares issued or outstanding               --           --
  Common stock, no par value; 14,000,000 shares
    authorized; 9,141,800 shares issued and
    outstanding in both periods                           64,320       64,320
  Retained earnings                                       13,788       13,710
                                                        --------      -------
        Total stockholders' equity                        78,108       78,030
Commitments and contingencies
                                                        --------      -------
                                                        $139,282      130,995
                                                        ========      =======

           See accompanying notes to consolidated financial statements



                                     4 of 16

                               MAZEL STORES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          Thirteen Weeks Ended
                                                        ------------------------
                                                          May 1,        May 2,
                                                           1999          1998
                                                        ----------    ----------

Net sales                                               $   59,308       48,907
Cost of sales                                               38,177       31,586
                                                        ----------    ---------
    Gross profit                                            21,131       17,321
Selling, general, and administrative expense                20,410       15,213
                                                        ----------    ---------
    Operating profit                                           721        2,108
Other income (expense)
  Interest expense, net                                       (530)        (432)
  Other                                                        (61)        (140)
                                                        ----------    ---------
    Income before income taxes                                 130        1,536
Income tax expense                                              52          614
                                                        ----------    ---------
    Net income                                          $       78          922
                                                        ==========    =========

Net income per share (basic)                            $     0.01         0.10
Net income per share (diluted)                          $     0.01         0.10

Average shares outstanding (basic)                       9,141,800    9,141,000
Average shares outstanding (diluted)                     9,147,800    9,191,000


           See accompanying notes to consolidated financial statements



                                     5 of 16

                               MAZEL STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                         Thirteen Weeks Ended
                                                        ------------------------
                                                         May 1,          May 2,
                                                          1999            1998
                                                        --------         -------
Cash flows from operating activities
  Net income                                            $     78            922
  Adjustments to reconcile net income to net
    cash used in operating activities
      Depreciation and amortization                          889            556
      Equity in net loss from VCM, Ltd.                       61            141
      Changes in operating assets and liabilities
        Accounts receivable - trade                          (62)           448
        Notes and other receivables                           15            128
        Inventories                                       (9,879)        (8,794)
        Prepaid expenses                                    (905)          (553)
        Other assets                                       3,583           (462)
        Accounts payable                                    (657)         6,273
        Accrued expenses and other liabilities               295            106
                                                        --------         ------
          Net cash used in operating activities           (6,582)        (1,235)
                                                        --------         ------

Cash flows from investing activities
  Capital expenditures                                    (1,143)        (2,005)
  Cash paid for lease acquisitions                          (225)        (1,270)
                                                        --------         ------
          Net cash used in investing activities           (1,368)        (3,275)
                                                        --------         ------
Cash flows from financing activities
  Debt repayments                                        (11,854)        (9,040)
  Debt borrowings                                         20,425         13,968
  Sale of common shares, net                                  --             18
                                                        --------         ------
          Net cash provided by financing activities        8,571          4,946
                                                        --------         ------

Net increase in cash and cash equivalents                    621            436
Cash and cash equivalents at beginning of period           1,668          1,240
                                                        --------         ------
Cash and cash equivalents at end of period              $  2,289          1,676
                                                        ========         ======

Supplemental disclosures
  Cash paid for interest                                $    413            386
  Cash paid for income taxes                            $    150            565
                                                        ========         ======

           See accompanying notes to consolidated financial statements



                                     6 of 16

                               MAZEL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THIRTEEN WEEKS ENDED MAY 1, 1999 AND MAY 2, 1998

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(1) Basis of Presentation

The consolidated financial statements for the thirteen week periods ended May 1, 1999 and May 2, 1998 (fiscal first quarters), respectively, represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

In the opinion of management, this information includes all adjustments that are normal and recurring in nature and necessary to present fairly the results of the interim periods shown in accordance with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

The unaudited interim consolidated financial statements have been prepared using the same accounting principles that were used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 and should be read in conjunction with the consolidated financial statements and the notes thereto.

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



                                     7 of 16

(3) Earnings Per Share

The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

                                                          Thirteen Weeks Ended
                                                        ------------------------
                                                          May 1,         May 2,
                                                           1999           1998
                                                        ----------     ---------
NUMERATOR:
Net income available to Common shareholders used
  in basic and diluted net income per share             $       78           922

DENOMINATOR:
Weighted-average number of Common Shares used
  in basic earnings per share                            9,141,800     9,141,000
Net dilutive effect of stock options                         6,000        50,000
                                                        ----------     ---------

Weighted-average number of Common Shares and
  dilutive potential Common Shares used in diluted
  net income per share                                   9,147,800     9,191,000
                                                        ==========     =========

Basic net income per share                                  $ 0.01          0.10
Diluted net income per share                                $ 0.01          0.10



                                     8 of 16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company consists of two complementary operations: (i) a major regional closeout retail business; and (ii) one of the nation's largest closeout wholesale business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company's merchandise primarily consists of new, frequently brand-name, products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer.

The Company was founded in 1975 as a wholesaler of closeout merchandise. In fiscal 1996, the Company purchased the established Odd Job retail business, consisting of 12 retail stores and a warehouse and distribution facility, from an affiliate of ZS Fund L.P., a shareholder of the Company. The Company's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its Odd Job retail operations. At the end of fiscal 1999 first quarter, the Company operated 49 closeout retail stores, including 26 in New York (seven of which are in Manhattan), 18 in New Jersey, three in Pennsylvania and two in Connecticut.

The growth of the Company's retail operations, coupled with the fiscal 1997 investment in VCM, Ltd., has transformed the Company into a "retailer", with quarterly sales and earnings patterns similar to other retail operations. The Company's Odd Job store expansion plan is to open 16 to 18 stores in fiscal 1999 and 18 to 20 stores in fiscal 2000.



                                     9 of 16

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The results of operations set forth below describe the Company's retail and wholesale segments and the Company's combined corporate structure.

                                (Dollars in thousands, except per share data)

                                Thirteen Weeks Ended       Thirteen Weeks Ended
                                    May 1, 1999                 May 2, 1998
                              ----------------------       --------------------

                                          Percent of                 Percent of
                               Amount      Net Sales        Amount    Net Sales
                              --------    ----------       --------  ----------

Net sales
  Retail                      $ 39,736        67.00%       $ 28,470       58.21%
  Wholesale                     19,572        33.00%         20,437       41.79%
                              --------       ------        --------      -------
                                59,308       100.00%         48,907      100.00%
Gross profit
  Retail                        15,645        39.37%         11,373       39.95%
  Wholesale                      5,486        28.03%          5,948       29.10%
                              --------       ------        --------      ------
                                21,131        35.63%         17,321       35.42%
Segment operating profit
  Retail                          (544)       -1.37%             49        0.17%
  Wholesale                      1,599         8.16%          2,332       11.41%
  Corporate                       (334)       -0.56%           (273)      -0.56%
                              --------       ------        --------      ------
                                   721         1.22%          2,108        4.31%

Interest expense, net              530         0.90%            432        0.88%
Other expense, net                  61         0.10%            140        0.29%
Income tax expense                  52         0.09%            614        1.26%
                              --------       ------        --------      ------
  Net income                  $     78         0.13%       $    922        1.88%
                              ========       ======        ========      ======

Net income per share
  Basic                       $   0.01                       $   0.10
  Diluted                     $   0.01                       $   0.10



                                    10 of 16

RETAIL SEGMENT

Thirteen Weeks 1999 versus Thirteen Weeks 1998 (Fiscal First Quarters)

Net sales for the first quarter 1999 were $39.7 million, compared to $28.5 million for the first quarter 1998, an increase of $11.2 million, or 39.6%. Comparable store net sales increased 8.3%, or $2.2 million, on a base of 32 stores. The remainder of the sales increase resulted from sales in the 15 stores opened during fiscal 1998 and from the two stores opened during first quarter 1999.

Gross profit for the fiscal 1999 first quarter was $15.6 million, compared to $11.4 million in first quarter 1998, an increase of $4.2 million, or 37.6%. Gross margin decreased to 39.4% in the first quarter 1999, from 39.9% in the first quarter 1998. The decrease in gross margin was due primarily to lower levels of vendor allowances.

Selling, general and administrative expense was $16.2 million for first quarter 1999, compared to $11.3 million in the prior year quarter, an increase of $4.9 million, or 43.0%. Selling, general and administrative expense, as a percentage of net sales, increased to 40.7% in the first quarter 1999, from 39.8% in the first quarter 1998. The increase primarily resulted from $3.0 million of increased store level expenses, primarily attributable to the additional stores in operation in first quarter 1999, partially offset by a $427,000 decrease in preopening expense, due to fewer store openings in first quarter 1999 compared to first quarter 1998. Warehouse expenses increased $875,000 due to costs related to the larger facility occupied since third quarter 1998, increased volume due to the larger store base, and continued startup inefficiencies. In addition, administrative expenses increased $1.1 million due primarily to the impact of key retail management added in the last three-quarters of fiscal 1998.

In the fiscal 1999 first quarter, retail reported an operating loss of $544,000, compared to operating profit of $49,000 for the first quarter 1998. As a percentage of net sales, operating margin decreased to -1.4%, from 0.2%. This decrease was primarily due to the factors described above.


WHOLESALE SEGMENT

Thirteen Weeks 1999 versus Thirteen Weeks 1998 (Fiscal First Quarters)

Net sales for the fiscal 1999 first quarter were $19.6 million, compared to $20.4 million in the fiscal 1998 first quarter, a decrease of $865,000, or 4.2%. The decrease can be attributed to lower shipments to a large customer, partially offset by sales to new customers and increased sales of proprietary goods.

Gross profit for the fiscal 1999 first quarter was $5.5 million, compared to $5.9 million in the fiscal 1998 first quarter, a decrease of $462,000, or 7.8%. Gross margin decreased to 28.0% in the first quarter 1999 from 29.1% in the first quarter 1998. The decrease in gross profit was due



                                    11 of 16
primarily to the lower sales level, while the decrease in gross margin was attributable to the deal-to-deal nature of wholesale sales.

Selling, general and administrative expense for the fiscal 1999 first quarter was $3.9 million, compared to $3.6 million in the fiscal 1998 first quarter, an increase of $271,000, or 7.5%. As a percentage of net sales, selling, general and administrative expense increased to 19.9% in the first quarter 1999, from 17.7% in the first quarter 1998. The increase is primarily attributable to increased bad debt expense and the semi-fixed nature of wholesale expenses over the lower sales base.

Wholesale operating profit decreased to $1.6 million in the first quarter of fiscal 1999, from $2.3 million in the first quarter 1998. As a percentage of net sales, operating margin decreased to 8.2% in the first quarter 1999, from 11.4% in the comparable 1998 quarter, due to the factors described above.


CORPORATE EXPENSE

Thirteen Weeks 1999 versus Thirteen Weeks 1998 (Fiscal First Quarters)

Corporate expense consists of the cost of senior management and shared administrative resources that are utilized by both segments of the business, and management fee revenue from VCM, Ltd. Corporate expense for the fiscal 1999 first quarter was $334,000, compared to $273,000 in the fiscal 1998 first quarter, an increase of $61,000. Corporate expense as a percentage of the Company's total sales was unchanged at 0.6% comparing first quarter 1999 to first quarter 1998. The increase in corporate expense was due to lower levels of management fee revenue from VCM, Ltd.


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

The Company's growth has been financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit. In March 1998, the Company entered into a new $60.0 million credit facility. This facility is comprised of a $50.0 million revolving line of credit and a $10.0 million term loan. The facility expires on November 15,



                                    12 of 16

2002. The term loan requires 20 consecutive quarterly payments of $500,000 plus accrued interest commencing May 1, 1998. Borrowings under the facility bear interest, at the Company's option, at either the banks' prime rate less 50 basis points or LIBOR plus a spread. Availability on the facility is the lesser of the total credit commitment or a borrowing base calculation based upon the Company's accounts receivable and inventories. The facility contains restrictive covenants that require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments.

For the fiscal 1999 first quarter, cash used by consolidated operating activities was $6.6 million, compared to cash used in fiscal 1998 first quarter of $1.2 million. An increase in retail inventory, principally related to the increase in stores in operation, partially offset by a decrease in related party receivables comprised the majority of the cash used in the fiscal 1999 first quarter. An increase in inventory partially offset by an increase in trade payables comprised the majority of cash used in the fiscal 1998 first quarter. Cash used in investing activities in the first quarter 1999 decreased to $1.4 million, from $3.3 million in the same 1998 period, reflecting lower capital expenditures primarily related to fewer comparable new store openings. Cash generated by financing activities was $8.6 million for the fiscal 1999 first quarter, compared to $4.9 million for the 1998 first quarter, and was the result of additional borrowings from the Company's credit facility.

Working capital increased to $65.9 million at the fiscal 1999 first quarter-end, from $54.0 million at fiscal 1998 year-end, primarily the result of an increase in inventories. The current ratio was 3.4 to 1 at the 1999 first quarter-end, compared to 2.9 to 1 at fiscal 1998 year-end.

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


SEASONALITY

The Company, with the growth of its retail operations and the retail orientation of the VCM, Ltd. joint venture, has shifted its business mix more toward retail. This shift will effect the net sales and earnings pattern of the Company, with a greater weighting toward the second half of the fiscal year.



                                    13 of 16

YEAR 2000 DISCLOSURE

The Company has completed a review of its internal management information systems regarding Year 2000 issues. The Company's planned systems initiatives will resolve the majority of the issues as current systems are converted to Year 2000 compliant systems. For other legacy systems, the Company has developed an action plan and begun implementing remedial measures. All internal management information systems are expected to be in Year 2000 compliance by mid-fiscal 1999. The Company estimates that costs associated with making internal management information systems Year 2000 compliant will not be material, and thus will not have a material impact on the Company's financial position, results of operations, or cash flows. The Company also relies, directly and indirectly, on external systems of business enterprises such as suppliers, creditors, and financial organizations, both domestic and international. Many of these external business partners have not, as of yet, advised the Company as to the status of their Year 2000 program. The Company's operations could also be effected if its external business partners do not successfully implement Year 2000 compliant systems.


NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires that the cost of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company has adoptedd SOP 98-5 with no material effect on its consolidated financial statements.


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



                                    14 of 16

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



                                    15 of 16

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MAZEL STORES, INC.
                                       (Registrant)


6/14/99                                /s/ Reuven Dessler
---------                              ------------------------------------
Date                                   Reuven Dessler
                                       Chairman and Chief Executive Officer



6/14/99                                /s/ Sue Atkinson
---------                              -------------------------------------
Date                                   Sue Atkinson
                                       Senior Vice President -
                                       Chief Financial Officer and Treasurer