Form 10-Q
period 1999-07-31
MAZEL STORES INC
filed 1999-09-14
CIK 1022536

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     July 31, 1999
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597

                               MAZEL STORES, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                     34-1830097
-------------------------------                    -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)

                                31000 Aurora Road
                                Solon, Ohio 44139
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  440-248-5200
                                ----------------
              (Registrant's telephone number, including area code)

                ------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [*] No [ ]

         Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

Common Shares, no par value, outstanding as of August 27, 1999: 9,141,798.

                               MAZEL STORES, INC.


                                      INDEX

                                                                    Page No.
                                                                    --------

          PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)

          Consolidated Balance Sheets -
          July 31, 1999 and January 30, 1999                            4

          Consolidated Statements of Operations -
          for the thirteen and twenty-six week
          periods ended July 31, 1999 and August 1, 1998                5

          Consolidated Statements of Cash Flows -
          for the twenty-six week periods ended
          July 31, 1999 and August 1, 1998                              6

          Notes to Consolidated Financial Statements                    7

 Item 2.  Management's Discussion and Analysis of Financial             9
          Condition and Results of Operations


          PART II - OTHER INFORMATION

Item 1-6.                                                              17


 Signatures                                                            18




                                    2 of 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The Registrant's Consolidated Financial Statements follow this page.









                                    3 of 18

                               MAZEL STORES, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 July 31,             January 30,
                                                                                    1999                  1999
                                                                                --------             --------
ASSETS                                                                        (Unaudited)

Current assets
     Cash and cash equivalents                                                  $  2,052                1,668
     Accounts receivable-trade, less allowance for doubtful
        accounts of $370 and $195, respectively                                   12,047               12,819
     Notes and other receivables                                                     428                  223
     Inventories                                                                  74,914               60,789
     Prepaid expenses                                                              3,811                3,140
     Deferred income taxes                                                         3,389                3,389
                                                                                --------             --------
             Total current assets                                                 96,641               82,028

Equipment, furniture, and leasehold improvements, net                             19,975               17,268
Other assets                                                                       4,282                4,205
Investment in VCM, Ltd.                                                            8,045                8,401
Notes and accounts receivable-related parties                                      3,939                6,953
Goodwill, net                                                                     10,231               10,388
Deferred income taxes                                                              1,752                1,752
                                                                                --------             --------

                                                                                $144,865              130,995
                                                                                ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                                          $  2,017                2,017
     Accounts payable                                                             18,586               21,882
     Accrued expenses                                                              2,602                3,432
     Other current liabilities                                                     1,023                  737
                                                                                --------             --------
             Total current liabilities                                            24,228               28,068
Revolving line of credit                                                          33,474               15,448
Long-term debt, net of current portion                                             5,530                6,537
Other liabilities                                                                  3,456                2,912
                                                                                --------             --------
             Total liabilities                                                    66,688               52,965
Stockholders' equity
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                             --                   --
     Common stock, no par value; 14,000,000 shares authorized;
        9,141,800 shares issued and outstanding in both periods                   64,320               64,320
     Retained earnings                                                            13,857               13,710
                                                                                --------             --------
             Total stockholders' equity                                           78,177               78,030
Commitments and contingencies
                                                                                --------             --------
                                                                                $144,865              130,995
                                                                                ========             ========

           See accompanying notes to consolidated financial statements



                                    4 of 18

                               MAZEL STORES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            Thirteen Weeks Ended                Twenty-six Weeks Ended
                                                     ------------------------------        ------------------------------
                                                        July 31,         August 1,           July 31,           August 1,
                                                         1999               1998               1999                1998
                                                     -----------        -----------        -----------        -----------

Net sales                                            $    60,954             53,333            120,261            102,240

Cost of sales                                             38,204             34,262             76,380             65,848
                                                     -----------        -----------        -----------        -----------
     Gross profit                                         22,750             19,071             43,881             36,392

Selling, general and administrative expense               21,674             16,600             42,084             31,813
                                                     -----------        -----------        -----------        -----------
     Operating profit                                      1,076              2,471              1,797              4,579

Other

   Interest expense, net                                    (667)              (535)            (1,197)              (967)

   Other                                                    (295)              (468)              (356)              (608)
                                                     -----------        -----------        -----------        -----------

     Income before income taxes                              114              1,468                244              3,004

Income tax expense                                            45                587                 97              1,201
                                                     -----------        -----------        -----------        -----------
     Net income                                      $        69                881                147              1,803
                                                     ===========        ===========        ===========        ===========

Net income per common share:

     Basic                                           $      0.01               0.10               0.02               0.20

     Diluted                                         $      0.01               0.10               0.02               0.20

Weighted average common shares outstanding:

     Basic                                             9,141,800          9,140,400          9,141,800          9,140,700

     Diluted                                           9,152,000          9,158,900          9,149,900          9,174,800








           See accompanying notes to consolidated financial statements



                                    5 of 18

                               MAZEL STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                     Twenty-six Weeks Ended
                                                                                 ------------------------------
                                                                                 July 31,              August 1,
                                                                                  1999                    1998
                                                                                 --------              --------

Cash flows from operating activities
     Net income                                                                  $    147                 1,803
     Adjustments to reconcile net income to net
         cash used in operating activities
            Depreciation and amortization                                           1,851                 1,249
            Equity in net loss from VCM, Ltd.                                         356                   608
            Changes in operating assets and liabilities
               Accounts receivable - trade                                            772                 3,639
               Notes and other receivables                                           (205)                  (81)
               Inventories                                                        (14,125)               (9,761)
               Prepaid expenses                                                      (671)               (2,300)
               Other assets                                                         2,893                (1,082)
               Accounts payable                                                    (3,296)                5,119
               Accrued expenses and other liabilities                                --                    (905)

                                                                                 --------              --------
                  Net cash used in operating activities                           (12,278)               (1,711)
                                                                                 --------              --------

Cash flows from investing activities
      Capital expenditures                                                         (4,132)               (4,434)
      Cash paid for lease acquisitions                                               (225)               (1,270)

                                                                                 --------              --------
                  Net cash used in investing activities                            (4,357)               (5,704)
                                                                                 --------              --------

Cash flows from financing activities
      Debt repayments                                                             (22,566)              (20,633)
      Debt borrowings                                                              39,585                28,439
      Sale of common shares                                                          --                      18
                                                                                 --------              --------
                  Net cash provided by financing activities                        17,019                 7,824
                                                                                 --------              --------

Net increase in cash and cash equivalents                                             384                   409
Cash and cash equivalents at beginning of period                                    1,668                 1,240

                                                                                 --------              --------
Cash and cash equivalents at end of period                                       $  2,052                 1,649
                                                                                 ========              ========

Supplemental disclosures:
   Cash paid for interest                                                        $  1,129                   915
   Cash paid for taxes                                                           $    981                 2,261
                                                                                 ========              ========



           See accompanying notes to consolidated financial statements





                                    6 of 18

                               MAZEL STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
                        JULY 31, 1999 AND AUGUST 1, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  Basis of Presentation

The consolidated financial statements for the thirteen (fiscal second quarters) and twenty-six (fiscal six months) week periods ended July 31, 1999 and August 1, 1998, respectively, represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

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



                                                          Thirteen Weeks Ended              Twenty-six Weeks Ended
                                                        July 31,        August 1,         July 31,        August 1,
                                                          1999            1998              1999             1998
                                                      ----------       ----------       ----------       ----------


NUMERATOR:
Net income available to common shareholders used
   in basic and diluted net income per share          $       69              881              147            1,803

DENOMINATOR:
Weighted-average number of Common Shares used
   in basic earnings per share                         9,141,800        9,140,400        9,141,800        9,140,700
Net dilutive effect of stock options                      10,200           18,500            8,100           34,100
                                                      ----------       ----------       ----------       ----------

Weighted-average number of Common Shares and
   dilutive potential Common Shares used in dilute
   net income per share                                9,152,000        9,158,900        9,149,900        9,174,800
                                                      ==========       ==========       ==========       ==========

Basic net income per share                            $     0.01             0.10             0.02             0.20
Diluted net income per share                          $     0.01             0.10             0.02             0.20








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

The Company was founded in 1975 as a wholesaler of closeout merchandise. In fiscal 1996, the Company purchased the established Odd Job retail business, consisting of 12 retail stores and a warehouse and distribution facility, from an affiliate of ZS Fund L.P., a shareholder of the Company. The Company's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its Odd Job retail operations. At the end of fiscal 1999 second quarter, the Company operated 55 closeout retail stores, including 27 in New York (seven of which are in Manhattan), 21 in New Jersey, four in Pennsylvania and three in Connecticut.

The growth of the Company's retail operations, coupled with the fiscal 1997 investment in VCM, Ltd., has transformed the Company into a "retailer", with quarterly sales and earnings patterns similar to other retail operations. The Company's Odd Job store expansion plan is to open 16 to 18 stores in fiscal 1999, of which eight stores have been opened in fiscal 1999, and 18 to 20 stores in fiscal 2000.










                                    9 of 18

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The results of operations set forth below describe the Company's retail and wholesale segments and the Company's combined corporate structure.


                               MAZEL STORES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  Thirteen Weeks Ended                         Twenty-six Weeks Ended
                                     -------------------------------------------    --------------------------------------------
                                     July 31,               August 1,                 July 31,               August 1,
                                       1999          %        1998          %          1999          %         1998         %
                                     --------     -------   --------     -------     --------     ------     --------     ------

Net Sales
  Retail                             $ 44,556      73.10%     34,835      65.32%       84,292      70.09%      63,305      61.92%
  Wholesale                            16,398      26.90%     18,498      34.68%       35,969      29.91%      38,935      38.08%
                                     --------     -------   --------     -------     --------     ------     --------     ------
                                       60,954     100.00%     53,333     100.00%      120,261     100.00%     102,240     100.00%
Gross profit
  Retail                               18,233      40.92%     13,875      39.83%       33,878      40.19%      25,248      39.88%
  Wholesale                             4,517      27.55%      5,196      28.09%       10,003      27.81%      11,144      28.62%
                                     --------     -------   --------     -------     --------     ------     --------     ------
                                       22,750      37.32%     19,071      35.76%       43,881      36.49%      36,392      35.59%
Segment operating profit
  Retail                                  515       1.16%        823       2.36%          (29)     (0.03%)        872       1.38%
  Wholesale                               982       5.99%      2,179      11.78%        2,581       7.18%       4,511      11.59%
  Corporate                              (421)     (0.69%)      (531)     (1.00%)        (755)     (0.63%)       (804)     (0.79%)
                                     --------     -------   --------     -------     --------     ------     --------     ------
                                        1,076       1.77%      2,471       4.63%        1,797       1.49%       4,579       4.48%

Interest expense, net                     667       1.10%        535       1.00%        1,197       0.99%         967       0.95%
Other expense, net                        295       0.48%        468       0.88%          356       0.30%         608       0.60%
Income tax expense                         45       0.07%        587       1.10%           97       0.08%       1,201       1.17%
                                     --------     -------   --------     -------     --------     ------     --------     ------
   Net income                        $     69       0.12%        881       1.65%          147       0.12%       1,803       1.76%
                                     ========     =======   ========     =======     ========     ======     ========     ======

Net income per common share:
  Basic                              $   0.01                   0.10                     0.02                   0.20
  Diluted                            $   0.01                   0.10                     0.02                   0.20








                                    10 of 18

RETAIL SEGMENT

Thirteen Weeks 1999 versus Thirteen Weeks 1998 (Fiscal Second Quarter)

Net sales for the second quarter 1999 were $44.6 million, compared to $34.8 million for the second quarter 1998, an increase of $9.8 million, or 27.9%. Comparable store net sales increased 3.3%, or approximately $950,000, on a base of 32 stores. The remainder of the sales increase resulted from sales in the 15 stores opened during fiscal 1998 and from the eight stores opened during the fiscal 1999 first half.

Gross profit for the fiscal 1999 second quarter was $18.2 million, compared to $13.9 million in second quarter 1998, an increase of $4.3 million, or 31.4%. Gross margin increased to 40.9% in the second quarter 1999, from 39.8% in the second quarter 1998. The increase in gross margin was due primarily to higher realized product markup.

Selling, general and administrative expense was $17.7 million for second quarter 1999, compared to $13.1 million in the prior year quarter, an increase of $4.6 million, or 35.7%. Selling, general and administrative expense, as a percentage of net sales, increased to 39.8% in the second quarter 1999, from 37.5% in the second quarter 1998. The increase primarily resulted from a $2.9 million increase in store level expenses, primarily attributable to the additional stores in operation in second quarter 1999, and a $279,000 increase in new store preopening expense, due to more store openings in second quarter 1999 compared to second quarter 1998. Warehouse expenses increased $591,000 due to costs related to the larger facility occupied since third quarter 1998, increased volume due to the larger store base, and continued startup inefficiencies. In addition, administrative expenses increased $868,000 due primarily to the impact of key retail management added in the last two quarters of fiscal 1998 and additional reserves established for a closed warehouse facility.

In the fiscal 1999 second quarter, retail operating profit was $515,000, compared to $823,000 for the second quarter 1998. As a percentage of net sales, operating margin decreased to 1.2%, from 2.4%. This decrease was primarily due to the factors described above.

Twenty-six Weeks 1999 versus Twenty-six Weeks 1998 (Fiscal First Half)

Net sales for the fiscal 1999 first half were $84.3 million, compared to $63.3 million for the fiscal 1998 first half, an increase of $21.0 million, or 33.1%. Comparable store net sales increased 5.7%, or approximately $3.1 million.

Gross profit for the fiscal 1999 first half was $33.9 million, compared to $25.3 million in the fiscal 1998 first half, an increase of $8.6 million, or 34.2%. Gross margin increased to 40.2% in the fiscal 1999 first half, from 39.9% in the prior year first half. The increase in gross margin was due primarily to higher realized product markup, partially offset by lower levels of vendor allowances.

Selling, general and administrative expense was $33.9 million for the fiscal 1999 first half,




                                    11 of 18
compared to $24.4 million in the prior year, an increase of $9.5 million, or 39.1%. Selling, general and administrative expense, as a percentage of net sales, increased to 40.2% in the fiscal 1999 first half, from 38.5% in the fiscal 1998 first half. The increase primarily resulted from a $6.3 million increase in store level expenses, primarily attributable to the additional stores in operation in the fiscal 1999 first half. Warehouse expenses increased $1.5 million due to costs related to the larger facility occupied since third quarter 1998, increased volume due to the larger store base, and continued startup inefficiencies. In addition, administrative expenses increased $1.9 million due primarily to the impact of key retail management added in the second half of fiscal 1998 and additional reserves established for a closed warehouse facility.

Fiscal 1999 first half retail operations were approximately breakeven, compared to the fiscal 1998 first half retail operating profit of $872,000, or an operating margin of 1.8% of net sales. This decrease in retail operating profit was primarily due to the factors described above.


WHOLESALE SEGMENT

Thirteen Weeks 1999 versus Thirteen Weeks 1998 (Fiscal Second Quarter)

Net sales for the fiscal 1999 second quarter were $16.4 million, compared to $18.5 million in the fiscal 1998 second quarter, a decrease of $2.1 million, or 11.3%. The decrease can be attributed to the loss of sales to a former large customer, partially offset by sales to new and existing customers, including increased sales of proprietary goods.

Gross profit for the fiscal 1999 second quarter was $4.5 million, compared to $5.2 million in the fiscal 1998 second quarter, a decrease of $679,000, or 13.1%. Gross margin decreased to 27.6% in the second quarter 1999 from 28.1% in the second quarter 1998. The decrease in gross margin was attributable to the deal-to-deal nature of wholesale sales.

Selling, general and administrative expense for the fiscal 1999 second quarter was $3.5 million, compared to $3.0 million in the fiscal 1998 second quarter, an increase of $518,000, or 17.2%. As a percentage of net sales, selling, general and administrative expense increased to 21.6% in the second quarter 1999, from 16.3% in the second quarter 1998. The increase is primarily attributable to higher warehouse expenses, including rent, and higher administrative expenses.

Wholesale operating profit decreased to $1.0 million in the second quarter of fiscal 1999, from $2.2 million in the second quarter 1998. As a percentage of net sales, operating margin decreased to 6.0%, from 11.8%, due to the factors described above.

Twenty-six Weeks 1999 versus Twenty-six Weeks 1998 (Fiscal First Half)

Net sales for the fiscal 1999 first half were $36.0 million, compared to $38.9 million in the fiscal 1998 first half, a decrease of $2.9 million, or 7.6%. The decrease can be attributed to lower sales to a former large customer, partially offset by sales to new and existing customers, including increased sales of proprietary goods.




                                    12 of 18

Gross profit for the fiscal 1999 first half was $10.0 million, compared to $11.1 million in the fiscal 1998 first half, a decrease of $1.1 million, or 10.2%. Gross margin decreased to 27.8% in the fiscal 1999 first half, from 28.6% in the fiscal 1998 first half. The decrease in gross margin was attributable to the deal-to-deal nature of wholesale sales, and lower levels of vendor allowances.

Selling, general and administrative expense for the fiscal 1999 first half was $7.4 million, compared to $6.6 million in the fiscal 1998 first half, an increase of $789,000, or 11.9%. As a percentage of net sales, selling, general and administrative expense increased to 20.6% in the fiscal 1999 first half, from 17.0% in the last year's first half. The increase is primarily attributable to higher warehouse expenses, including rent, higher bad debt expense, and higher administrative expenses.

Wholesale operating profit decreased to $2.6 million in the first half of fiscal 1999, from $4.5 million in the fiscal 1998 first half. As a percentage of net sales, operating margin decreased to 7.2%, from 11.6%, due to the factors described above.


CORPORATE EXPENSE

Thirteen Weeks 1999 versus Thirteen Weeks 1998 (Fiscal Second Quarter)

Corporate expense consists of the cost of senior management and shared administrative resources that are utilized by both segments of the business, and management fee revenue from VCM, Ltd. Corporate expense for the fiscal 1999 second quarter was $421,000, compared to $531,000 in the fiscal 1998 second quarter, a decrease of $110,000. Corporate expense as a percentage of the Company's total sales was 0.7%, compared to 1.0%. The decrease in corporate expenses was due to cost reductions and higher levels of management fee revenue from VCM, Ltd., partially offset by additional reserves established for a closed operation.

Twenty-six Weeks 1999 versus Twenty-six Weeks 1998 (Fiscal First Half)

Corporate expense for the fiscal 1999 first half was $755,000, compared to $804,000 in the prior year first half, a decrease of $49,000. Corporate expense as a percentage of the Company's total sales was 0.6%, compared to 0.8%. The decrease in corporate expenses was due to cost reductions, partially offset by additional reserves established for a closed operation. Management fee revenue from VCM, Ltd. was unchanged.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary requirements for capital consist of inventory purchases, expenditures related to new store openings, existing store remodeling, MIS initiatives, and other working capital needs. The Company takes advantage of closeout and other special situation purchasing



                                    13 of 18
opportunities that frequently result in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases. The Company's high level of committed credit allows it to take immediate advantage of special situation purchasing opportunities. Having such credit availability provides the Company with a competitive advantage measured against many of its competitors.

The Company's growth has been financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit. In March 1998, the Company entered into a new $60.0 million credit facility. This facility is comprised of a $50.0 million revolving line of credit and a $10.0 million term loan. The facility expires on November 15, 2002. The term loan requires 20 consecutive quarterly payments of $500,000 plus accrued interest commencing May 1, 1998. Borrowings under the facility bear interest, at the Company's option, at either the banks' prime rate less 50 basis points or LIBOR plus a spread. Availability on the facility is the lesser of the total credit commitment or a borrowing base calculation based upon the Company's accounts receivable and inventories. The facility contains restrictive covenants that require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments. In July 1999, the Company amended the credit facility to modify certain of the restrictive covenants and capital expenditure limits.

For the fiscal 1999 first half, cash used by consolidated operating activities was $12.3 million, compared to cash used in fiscal 1998 first half of $1.7 million. An increase in inventories, principally related to the increase in retail stores in operation, and a decrease in accounts payable, partially offset by a decrease in other assets comprised the majority of the cash used in the fiscal 1999 first half. An increase in inventories partially offset by an increase in trade payables comprised the majority of cash used in the prior year first half. Cash used in investing activities in the fiscal 1999 first half decreased to $4.4 million, from $5.7 million in the same 1998 period, primarily reflecting lesser amounts paid for retail store lease acquisitions. Cash provided by financing activities was $17.0 million for the fiscal 1999 first half, compared to $7.8 million for the fiscal 1998 first half, and was the result of additional borrowings from the Company's credit facility.

Working capital increased to $72.4 million at the end of the fiscal 1999 first half, from $54.0 million at fiscal 1998 year-end, primarily the result of an increase in inventories and a decrease in accounts payable. The current ratio was 4.0 to 1 at the end of the 1999 first half, compared to 2.9 to 1 at fiscal 1998 year-end.

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


YEAR 2000 DISCLOSURE

The Company has evaluated its internal systems, both purchased and legacy, regarding Year 2000 issues. For purchased systems, the Company has completed a review and converted to Year 2000 compliant versions where necessary. For internal legacy systems, the Company has developed an action plan, completed the necessary program modifications, and successfully tested the systems under controlled simulations. Further testing of these systems will continue throughout the third quarter. Costs associated with making internal management information systems Year 2000 compliant and costs associated with final testing are not material. The Company also relies, directly and indirectly, on external systems of business enterprises such as suppliers, creditors, and financial organizations, both domestic and international. Many of these external business partners have not, as of yet, advised the Company as to the status of their Year 2000 program. The Company's operations could also be effected if its external business partners do not successfully implement Year 2000 compliant systems.


NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires that the cost of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998.
The Company has adopted SOP 98-5 with no material effect on its consolidated financial statements.


FORWARD LOOKING STATEMENTS

Forward looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those



                                    15 of 18
projected. Such risks and uncertainties include, but are not limited to: the successful implementation and timing of the Company's retail expansion plans; the ability to purchase quality closeout merchandise at prices that allow the Company to maintain or exceed expected margins on sales; the effect of comparable store sales and the disproportionate impact caused by individual buying transactions; any unanticipated problems at the Company's distribution facilities or in transportation of merchandise in general; and the operating and financial results of the Value City joint venture. Please refer to the Company's subsequent SEC filings under the Securities Exchange Act of 1934, as amended, for further information.








                                    16 of 18

                                     PART II
OTHER INFORMATION

Item 1.       Legal Proceedings
              None
Item 2.       Changes in Securities
              None
Item 3.       Default upon Senior Securities
              None
Item 4.       Submission of matters to a vote of security holders
              The Company's annual meeting of shareholders was held on May 25, 1999.

At the annual meeting, the Company's shareholders elected Reuven Dessler and Ned Sherwood as Directors whose term expires at the annual meeting of shareholders in 2002. Phillip Cohen, Jacob Koval, and Jerry Sommers continued as Directors whose term expires at the annual meeting of shareholders in 2000. Charles Bilezikian, Brady Churches, and Robert Horne continued as Directors whose term expires at the annual meeting of shareholders in 2001. The following tabulation represents the voting for the Directors:

                                                Withheld
            Nominee              For           Authority
        --------------       ----------       --------------
        Reuven Dessler        7,130,137          213,350
        Ned Sherwood          7,130,137          213,350

At the annual meeting, the Company's shareholder's ratified the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ended January 29, 2000. The holders of 7,342,687 shares of Common Stock voted to ratify the appointment, the holders of 700 shares voted against the ratification, and the holders of 100 shares abstained.

Item 5.       Other Information
              None
Item 6.       Exhibits and Reports on Form 8K
              Exhibit 4.2 First Amendment to Asset Based Loan and Security Agreement dated March 10, 1998
              Exhibit 27        Financial Data Schedule








                                    17 of 18

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MAZEL STORES, INC.
                                           (Registrant)


  9/13/99                                /s/ Reuven Dessler
-------------                           ----------------------------------------
Date                                       Reuven Dessler
                                           Chairman and Chief Executive Officer



  9/13/99                                /s/ Sue Atkinson
-------------                           ----------------------------------------
Date                                       Sue Atkinson
                                           Senior Vice President -
                                           Chief Financial Officer and Treasurer