Form 10-Q
period 1999-10-30
MAZEL STORES INC
filed 1999-12-14
CIK 1022536

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     October 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597

                               MAZEL STORES, INC.
                          ------------------------------
             (Exact name of Registrant as specified in its charter)

           Ohio                                       34-1830097
-------------------------------                  ---------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                                31000 Aurora Road
                                Solon, Ohio 44139
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  440-248-5200
                                ----------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   *     No
                                       ----       ----

         Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

Common Shares, no par value, outstanding as of November 26, 1999: 9,141,798.

                                    1 of 18

                               MAZEL STORES, INC.


                                      INDEX

                                                                         Page No.
                                                                         --------
         PART I - FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements (unaudited)

                    Consolidated Balance Sheets -
                    October 30, 1999 and January 30, 1999                       4

                    Consolidated Statements of Operations -
                    for the thirteen and thirty-nine week periods ended
                    October 30, 1999 and October 31, 1998                       5

                    Consolidated Statements of Cash Flows -
                    for the thirty-nine week periods ended
                    October 30, 1999 and October 31, 1998                       6

                    Notes to Consolidated Financial Statements                  7

         Item 2.   Management's Discussion and Analysis of Financial            9
                    Condition and Results of Operations


         PART II - OTHER INFORMATION

         Item 1-6.                                                             17


         Signatures                                                            18

                                    2 of 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The Registrant's Consolidated Financial Statements follow this page.

                                    3 of 18

                               MAZEL STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   October 30,           January 30,
                                                                      1999                   1999
                                                                   -----------           -----------
ASSETS                                                             (Unaudited)

Current assets
     Cash and cash equivalents                                       $   2,677               1,668
     Accounts receivable-trade, less allowance for doubtful
        accounts of $288 and $195, respectively                         17,521              12,819
     Notes and other receivables                                           388                 223
     Inventories                                                        83,591              60,789
     Prepaid expenses                                                    3,873               3,140
     Deferred income taxes                                               3,389               3,389
                                                                     ---------           ---------
             Total current assets                                      111,439              82,028

Equipment, furniture, and leasehold improvements, net                   22,470              17,268
Other assets                                                             4,105               4,205
Investment in VCM, Ltd.                                                  7,876               8,401
Notes and accounts receivable-related parties                            4,676               6,953
Goodwill, net                                                           10,153              10,388
Deferred income taxes                                                    1,752               1,752
                                                                     ---------           ---------

                                                                     $ 162,471             130,995
                                                                     =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                              $    2,017              2,017
     Accounts payable                                                   26,967             21,882
     Accrued expenses                                                    3,241              3,432
     Other current liabilities                                           1,163                737
                                                                     ---------          ---------
             Total current liabilities                                  33,388             28,068
Revolving line of credit                                                41,060             15,448
Long-term debt, net of current portion                                   5,027              6,537
Other liabilities                                                        3,716              2,912
                                                                     ---------          ---------
             Total liabilities                                          83,191             52,965
Stockholders' equity
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                  --                 --
     Common stock, no par value; 14,000,000 shares authorized;
        9,141,800 shares issued and outstanding in both periods         64,320             64,320
     Retained earnings                                                  14,960             13,710
                                                                     ---------          ---------
             Total stockholders' equity                                 79,280             78,030
Commitments and contingencies
                                                                     ---------          ---------
                                                                     $ 162,471            130,995
                                                                     =========          =========

           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                                      --------------------------    ---------------------------
                                                      October 30,    October 31,    October 30,     October 31,
                                                         1999           1998           1999            1998
                                                      -----------    -----------    -----------     -----------

Net sales                                            $   67,727        60,324          187,988        162,564
Cost of sales                                            42,098        39,468          118,478        105,316
                                                      -----------    -----------    -----------     -----------
     Gross profit                                        25,629        20,856           69,510         57,248
Selling, general and administrative expense (note 4)     22,772        17,700           64,856         49,513
Special charge (note 4)                                       -         1,387                -          1,387
                                                      -----------    -----------    -----------     -----------
     Operating profit                                     2,857         1,769            4,654          6,348
Other
   Interest expense, net                                   (851)         (624)          (2,048)        (1,591)
   Other                                                   (169)       (1,102)            (525)        (1,710)
                                                      -----------    -----------    -----------     -----------
Income before income taxes                                1,837            43            2,081          3,047
Income tax expense                                          734            17              831          1,218
                                                      -----------    -----------    -----------     -----------
     Net income                                     $     1,103            26            1,250          1,829
                                                      ===========    ===========    ===========     ===========

Net income per common share:
     Basic                                          $      0.12          0.00             0.14           0.20
     Diluted                                        $      0.12          0.00             0.14           0.20

Weighted average common shares outstanding:
     Basic                                            9,141,800     9,140,400        9,141,800      9,140,600
     Diluted                                          9,150,700     9,140,400        9,150,200      9,163,300

           See accompanying notes to consolidated financial statements


                                    5 of 18

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                             Thirty-nine Weeks Ended
                                                                      ------------------------------------
                                                                      October 30,              October 31,
                                                                         1999                      1998
                                                                    -------------              -----------
Cash flows from operating activities
     Net income                                                     $    1,250                     1,829
     Adjustments to reconcile net income to net
         cash used in operating activities
            Depreciation and amortization                                2,919                     1,993
            Equity in net loss from VCM, Ltd.                              525                     1,711
            Changes in operating assets and liabilities
               Accounts receivable - trade                              (4,702)                   (1,286)
               Notes and other receivables                                (165)                      (74)
               Inventories                                             (22,802)                  (18,492)
               Prepaid expenses                                           (733)                   (2,393)
               Other assets                                              2,193                    (1,700)
               Accounts payable                                          5,085                     9,644
               Accrued expenses and other liabilities                    1,039                       115
                                                                    ----------                  --------
                   Net cash used in operating activities               (15,391)                   (8,653)
                                                                    ----------                  --------

Cash flows from investing activities
      Capital expenditures                                              (7,477)                   (7,122)
      Cash paid for lease acquisitions                                    (225)                   (1,270)
                                                                    ----------                  --------

                   Net cash used in investing activities                (7,702)                   (8,392)
                                                                    ----------                  --------

Cash flows from financing activities
      Debt repayments                                                  (33,738)                  (39,841)
      Debt borrowings                                                   57,840                    57,881
      Sale of common shares                                             --                            18
                                                                    ----------                  --------
                   Net cash provided by financing activities            24,102                    18,058
                                                                    ----------                  --------

Net increase in cash and cash equivalents                                1,009                     1,013
Cash and cash equivalents at beginning of period                         1,668                     1,240
                                                                    ----------                  --------
Cash and cash equivalents at end of period                          $    2,677                     2,253
                                                                    ==========                  ========

Supplemental disclosures:
     Cash paid for interest                                         $    1,966                     1,530
     Cash paid for taxes                                            $    1,601                     2,342
                                                                    ==========                  ========



           See accompanying notes to consolidated financial statements


                                    6 of 18

                               MAZEL STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
                      OCTOBER 30, 1999 AND OCTOBER 31, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  Basis of Presentation

The consolidated financial statements for the thirteen (fiscal third quarters) and thirty-nine (fiscal nine months) week periods ended October 30, 1999 and October 31, 1998, respectively, represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

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


                                                             Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                                             --------------------           -----------------------
                                                           October 30,      October 31,     October 30,     October 31,
                                                              1999             1998            1999            1998
                                                           -----------      -----------     ----------      -----------
NUMERATOR:
Net income available to common shareholders
    used in basic and diluted net income per share          $    1,103               26          1,250           1,829

DENOMINATOR:
Weighted-average number of Common Shares
    used in basic earnings per share                         9,141,800        9,140,400      9,141,800       9,140,600
Net dilutive effect of stock options                             8,900            --             8,400          22,700
                                                           ------------     -----------     ----------      ----------

Weighted-average number of Common Shares
    and dilutive potential Common Shares used
    in diluted net income per share                          9,150,700        9,140,400      9,150,200       9,163,300
                                                           ===========      ===========     ==========      ==========

Basic net income per share                                  $     0.12             0.00           0.14            0.20
Diluted net income per share                                $     0.12             0.00           0.14            0.20



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

The Company was founded in 1975 as a wholesaler of closeout merchandise. In fiscal 1996, the Company purchased the established Odd Job retail business, consisting of 12 retail stores and a warehouse and distribution facility, from an affiliate of ZS Fund L.P., a shareholder of the Company. The Company's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its Odd Job retail operations. At the end of the fiscal 1999 third quarter, the Company operated 59 closeout retail stores, including 29 in New York (eight of which are in Manhattan), 21 in New Jersey, six in Pennsylvania and three in Connecticut.

The growth of the Company's retail operations, coupled with the fiscal 1997 investment in VCM, Ltd., has transformed the Company into a "retailer", with quarterly sales and earnings patterns similar to other retail operations. The Company's Odd Job store expansion plan includes the opening of 18 stores in fiscal 1999, of which 17 stores have been opened to-date, and 18 to 20 stores in fiscal 2000.


                                    9 of 18

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The results of operations set forth below describe the Company's retail and wholesale segments and the Company's combined corporate structure.


                               MAZEL STORES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                    Thirteen Weeks Ended                           Thirty-nine Weeks Ended
                                          ---------------------------------------       ------------------------------------------
                                          October 30,          October 31,              October 30,             October 31,
                                             1999       %         1998       %            1999        %            1998       %
                                          ---------------------------------------       ------------------------------------------
     Net sales
        Retail                             $45,696    67.47%     36,307    60.19%       129,988     69.15%        99,612    61.28%
        Wholesale                           22,031    32.53%     24,017    39.81%        58,000     30.85%        62,952    38.72%
                                           -------   -------     ------   -------       -------    -------       -------   -------
                                            67,727   100.00%     60,324   100.00%       187,988    100.00%       162,564   100.00%
     Gross profit
        Retail                              19,134    41.87%     13,930    38.37%        53,012     40.78%        39,178    39.33%
        Wholesale                            6,495    29.48%      6,926    28.84%        16,498     28.44%        18,070    28.70%
                                           -------   -------     ------   -------       -------    -------       -------   -------
                                            25,629    37.84%     20,856    34.57%        69,510     36.98%        57,248    35.22%
     Segment operating profit
       Retail                                  (57)   (0.12%)      (596)   (1.64%)          (86)    (0.07%)          276     0.28%
       Wholesale                             3,131    14.21%      3,690    15.36%         5,712      9.85%         8,201    13.03%
       Corporate                              (217)   (0.32%)        62     0.10%          (972)    (0.52%)         (742)   (0.46%)
       Special charge                        --         --       (1,387)   (2.30%)          --       --           (1,387)   (0.85%)
                                           -------   -------     ------   -------       -------    -------       -------   -------
                                             2,857     4.22%      1,769     2.93%         4,654      2.48%         6,348     3.90%

     Interest expense, net                     851     1.26%        624     1.03%         2,048      1.09%         1,591     0.98%
     Other expense, net                        169     0.25%      1,102     1.83%           525      0.28%         1,710     1.05%
     Income tax expense                        734     1.08%         17     0.03%           831      0.44%         1,218     0.75%
                                           -------   -------     ------   -------       -------    -------       -------   -------
        Net income                         $ 1,103     1.63%         26     0.04%         1,250      0.66%         1,829     1.12%
                                           =======   =======     ======   =======       =======    =======       =======   =======

     Net income per common share:
       Basic                               $  0.12                 0.00                    0.14                     0.20
       Diluted                             $  0.12                 0.00                    0.14                     0.20



                                    10 of 18

RETAIL SEGMENT

Thirteen Weeks 1999 versus Thirteen Weeks 1998 (Fiscal Third Quarter)

Net sales for the third quarter 1999 were $45.7 million, compared to $36.3 million for the third quarter 1998, an increase of $9.4 million, or 25.9%. Comparable store net sales increased 2.3%, or approximately $650,000, on a base of 32 stores. The remainder of the sales increase resulted from sales in the 15 stores opened during fiscal 1998 and from the 12 stores opened during the fiscal 1999 nine months.

Gross profit for the fiscal 1999 third quarter was $19.1 million, compared to $13.9 million in third quarter 1998, an increase of $5.2 million. Gross margin increased to 41.9% in the third quarter 1999, from 38.4% in the third quarter 1998. The increase in gross margin was due to higher realized product markup and vendor allowances.

Selling, general and administrative expense was $19.2 million for third quarter 1999, compared to $14.5 million in the prior year quarter, an increase of $4.7 million, or 32.1%. Selling, general and administrative expense, as a percentage of net sales, increased to 42.0% in the third quarter 1999, from 40.0% in the third quarter 1998. The increase resulted from a $2.6 million increase in store level expenses, primarily attributable to the additional stores in operation in third quarter 1999. As a percentage of sales, store level expenses decreased to 29.9%, from 30.5% last year. New store preopening expense for the fiscal 1999 third quarter increased $796,000 over the fiscal 1998 third quarter. Warehouse expenses increased due to costs related to the larger facility occupied since third quarter 1998, increased volume due to the larger store base, and continued startup inefficiencies. Additionally, administrative expenses increased due primarily to the addition of key management over the past year and higher operating expenses in support of the larger store base. Selling, general and administrative expense for the fiscal 1998 third quarter includes charges totaling $389,000 related to the relocation of the Company's warehouse.

In the fiscal 1999 third quarter, the retail operating loss was $57,000, compared to an operating loss of $596,000 for the third quarter 1998. As a percentage of net sales, operating margin improved to -0.1%, from -1.6%. This increase was due to the factors described above.

A special charge of $1.4 million was recorded during the third quarter 1998, reflecting the estimated costs of exiting the former retail warehouse located in Englewood, New Jersey, and related fixed asset write-offs and employee severance.

Thirty-nine Weeks 1999 versus Thirty-nine Weeks 1998 (Fiscal Nine Months)

Net sales for the fiscal 1999 nine months were $130.0 million, compared to $99.6 million for the fiscal 1998 nine months, an increase of $30.4 million, or 30.5%. Comparable store net sales increased 4.5%, or approximately $3.8 million.

Gross profit for the fiscal 1999 nine months was $53.0 million, compared to $39.2 million in the fiscal 1998 nine months, an increase of $13.8 million. Gross margin increased to 40.8% in the

                                    11 of 18
fiscal 1999 nine months, from 39.3% in the comparable prior year period. The increase in gross margin was due primarily to higher realized product markup and vendor allowances.

Selling, general and administrative expense was $53.1 million for the fiscal 1999 nine months, compared to $38.9 million in the prior year, an increase of $14.2 million, or 36.5%. Selling, general and administrative expense, as a percentage of net sales, increased to 40.8% in the fiscal 1999 nine months, from 39.0% in the fiscal 1998 nine months. The increase resulted from a $8.9 million increase in store level expenses, primarily attributable to the additional stores in operation in the fiscal 1999 nine months. As a percentage of net sales, store level expenses were unchanged at 29.5%. New store preopening expense increased $648,000 over the fiscal 1998 nine months. Warehouse expenses increased due to costs related to the larger facility occupied since third quarter 1998, increased volume due to the larger store base, and continued startup inefficiencies. In addition, administrative expenses increased due primarily to the addition of key management added over the past year and higher operating expenses in support of the larger store base. Selling, general and administrative expense for the fiscal 1998 nine months includes charges totaling $389,000 related to the relocation of the Company's warehouse.

Fiscal 1999 nine month retail operating loss was $86,000, compared to operating profit of $276,000 last year. As a percentage of net sales, operating margin decreased to -0.1%, from 0.3%. This decrease in retail operating profit was due to the factors described above.

A special charge of $1.4 million was recorded during the fiscal 1998 nine months, reflecting the estimated costs of exiting the former retail warehouse located in Englewood, New Jersey, and related fixed asset write-offs and employee severance.

WHOLESALE SEGMENT

Thirteen Weeks 1999 versus Thirteen Weeks 1998 (Fiscal Third Quarter)

Net sales for the fiscal 1999 third quarter were $22.0 million, compared to $24.0 million in the fiscal 1998 third quarter, a decrease of $2.0 million, or 8.3%. The decrease can be attributed to the loss of sales to a former large customer, partially offset by sales to new and existing customers.

Gross profit for the fiscal 1999 third quarter was $6.5 million, compared to $6.9 million in the fiscal 1998 third quarter, a decrease of $431,000. Gross margin increased to 29.5% in the third quarter 1999, from 28.8% in the third quarter 1998. The increase in gross margin was attributable to the deal-to-deal nature of wholesale sales.

Selling, general and administrative expense for the fiscal 1999 third quarter was $3.4 million, compared to $3.3 million in the fiscal 1998 third quarter, an increase of $128,000, or 4.0%. As a percentage of net sales, selling, general and administrative expense increased to 15.3% in the third quarter 1999, from 13.5% in the third quarter 1998, with the increase reflecting the semi-fixed nature of expenses.

                                    12 of 18

Wholesale operating profit decreased to $3.1 million in the third quarter of fiscal 1999, from $3.7 million in the third quarter 1998. As a percentage of net sales, operating margin decreased to 14.2%, from 15.4%, due to the factors described above.

Thirty-nine Weeks 1999 versus Thirty-nine Weeks 1998 (Fiscal Nine Months)

Net sales for the fiscal 1999 nine months were $58.0 million, compared to $63.0 million in the fiscal 1998 nine months, a decrease of $5.0 million, or 7.9%. The decrease can be attributed to lower sales to a former large customer, partially offset by sales to new and existing customers.

Gross profit for the fiscal 1999 nine months was $16.5 million, compared to $18.1 million in the fiscal 1998 nine months, a decrease of $1.6 million. Gross margin decreased to 28.4% in the fiscal 1999 nine months, from 28.7% last year. The decrease in gross margin was attributable to the deal-to-deal nature of wholesale sales.

Selling, general and administrative expense for the fiscal 1999 nine months was $10.8 million, compared to $9.9 million in the fiscal 1998 nine months, an increase of $917,000, or 9.3%. As a percentage of net sales, selling, general and administrative expense increased to 18.6% in the fiscal 1999 nine months, from 15.7% last year, with the increase reflecting the semi-fixed nature of expenses, and higher bad debt expense in the fiscal 1999 nine months.

Wholesale operating profit decreased to $5.7 million in the nine months of fiscal 1999, from $8.2 million in the fiscal 1998 nine months. As a percentage of net sales, operating margin decreased to 9.8%, from 13.0%, due to the factors described above.


CORPORATE EXPENSE

Thirteen Weeks 1999 versus Thirteen Weeks 1998 (Fiscal Third Quarter)

Corporate expense consists of the cost of senior management and shared administrative resources that are utilized by both segments of the business, offset by management fee revenue from VCM, Ltd. Corporate expense for the fiscal 1999 third quarter was $217,000, compared to ($62,000) in the fiscal 1998 third quarter, an increase of $279,000. Corporate expense as a percentage of the Company's total sales was 0.3%, compared to (0.1%). The increase in corporate expenses was due to higher expected levels of incentive based compensation, partially offset by higher management fee revenue from VCM, Ltd.

Thirty-nine Weeks 1999 versus Thirty-nine Weeks 1998 (Fiscal Nine Months)

Corporate expense for the fiscal 1999 nine months was $972,000, compared to $742,000 in the prior year, an increase of $230,000. Corporate expense as a percentage of the Company's total net sales was unchanged at 0.5%. The increase in corporate expenses was due to higher expected levels of incentive based compensation and lease costs on upgraded information systems, partially offset by higher management fee revenue from VCM, Ltd.

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

The Company's growth has been financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit. The Company has a $60.0 million credit facility comprised of a $50.0 million revolving line of credit and a $10.0 million term loan. The facility expires on November 15, 2002. The term loan requires 20 consecutive quarterly payments of $500,000 plus accrued interest which commenced in May 1998. Borrowings under the facility bear interest, at the Company's option, at either the banks' prime rate less 50 basis points or LIBOR plus a spread. Availability on the facility is the lesser of the total credit commitment or a borrowing base calculation based upon the Company's accounts receivable and inventories. The facility contains restrictive covenants that require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments. In July 1999, the Company amended the credit facility to modify certain of the restrictive covenants and capital expenditure limits.

For the fiscal 1999 nine months, cash used by consolidated operating activities was $15.4 million, compared to cash used in fiscal 1998 nine months of $8.7 million. An increase in inventories, principally related to the increase in retail stores in operation and seasonal requirements, and an increase in accounts receivable, partially offset by an increase in accounts payable comprised the majority of the cash used in the fiscal 1999 nine months. An increase in inventories, partially offset by an increase in accounts payable comprised the majority of cash used in the prior year nine months. Cash used in investing activities in the fiscal 1999 nine months decreased to $7.7 million, from $8.4 million in the same 1998 period, primarily reflecting lesser amounts paid for retail store lease acquisitions. Cash provided by financing activities was $24.1 million for the fiscal 1999 nine months, compared to $18.1 million for the fiscal 1998 nine months, and was the result of additional borrowings from the Company's credit facility.

Working capital increased to $78.1 million at the end of the fiscal 1999 nine month, from $54.0 million at fiscal 1998 year-end, primarily the result of an increase in inventories and accounts receivable, and partially offset by an increase in accounts payable. The current ratio was 3.3 to 1 at the end of the 1999 nine-months, compared to 2.9 to 1 at fiscal 1998 year-end.

                                    14 of 18

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


YEAR 2000 DISCLOSURE

The Company has evaluated its internal systems, both purchased and legacy, regarding Year 2000 issues. For purchased systems, the Company has completed a review and converted to Year 2000 compliant versions where necessary. For internal legacy systems, the Company has developed an action plan, completed the necessary program modifications, and successfully tested the systems under controlled simulations. Final testing of these systems has commenced and will be complete early in the fiscal 1999 fourth quarter. Costs associated with making internal management information systems Year 2000 compliant and costs associated with testing are not material. The Company also relies, directly and indirectly, on external systems of business enterprises such as suppliers, creditors, and financial organizations, both domestic and international. Many of these external business partners have not, as of yet, advised the Company as to the status of their Year 2000 program. The Company's operations could also be effected if its external business partners do not successfully implement Year 2000 compliant systems.


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

                                    15 of 18

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


                                    16 of 18

                                     PART II
OTHER INFORMATION

Item 1.       Legal Proceedings
              The Company settled a previously reported investigation by the U.S. Consumer Product Safety Commission paying a $40,000 penalty and pleading guilty to four counts of violations of 15 U.S.C. Sec. 1263. The related action by the Company against DanDee International, Inc. and DanDee's counterclaim against the Company have both been dismissed.

Item 2.       Changes in Securities
              None

Item 3.       Default upon Senior Securities
              None

Item 4.       Submission of matters to a vote of security holders
              None

Item 5.       Other Information
              Mark J. Miller, an Executive Vice President and Chief Operating Officer for the Home Products Division of Value City Department Stores, was named a Director of the Company effective November 23, 1999.

Item 6.       Exhibits and Reports on Form 8K
              Exhibit 27        Financial Data Schedule


                                    17 of 18

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MAZEL STORES, INC.
                                       (Registrant)


12/13/99                               /s/ Reuven Dessler
--------------                         ----------------------------------------
Date                                   Reuven Dessler
                                       Chairman and Chief Executive Officer


12/13/99                               /s/ Sue Atkinson
--------------                         ----------------------------------------
Date                                   Sue Atkinson
                                       Senior Vice President -
                                       Chief Financial Officer and Treasurer