Form 10-K
period 2000-01-29
MAZEL STORES INC
filed 2000-04-28
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: January 29, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597
                               MAZEL STORES, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

            OHIO                                            34-1830097
-------------------------------                   ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                                31000 Aurora Road
                                Solon, Ohio 44139
                    ---------------------- -----------------
                    (Address of principal executive offices)
                                   (Zip Code)
                                  440-248-5200
                               ----- ------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $56,147,000 at April 3, 2000. The number of common shares outstanding at April 3, 2000 was 9,141,798.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be mailed to stockholders in connection with the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13.

                                TABLE OF CONTENTS


                                     PART I
                                                                                         Page
                                                                                         ----
Item 1.  Business                                                                          4
Item 2.  Properties                                                                       11
Item 3.  Legal Proceedings                                                                12
Item 4.  Submission of Matters to a Vote of Security Holders                              12

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
                    Matters                                                               14
Item 6.  Selected Financial Data                                                          14
Item 7.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                 16
Item 8.  Financial Statements and Supplementary Data                                      24
Item 9.  Changes and Disagreements with Accountants on Accounting and
                    Financial Disclosures                                                 24

                                    PART III

Item 10. Directors and Executive Officers of the Company                                  25
Item 11. Executive Compensation                                                           25
Item 12. Security Ownership of Certain Beneficial Owners and Management                   25
Item 13. Certain Relationships and Related Transactions                                   25

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                  26

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Mazel Stores, Inc. (the "Company") consists of two complementary operations: (i) a major regional closeout retail business; and (ii) the nation's largest closeout wholesale business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer. At January 29, 2000 (1999 fiscal year-end), the Company operated a chain of 64 closeout retail stores in New York, New Jersey, Pennsylvania, Connecticut, Delaware and Ohio. The Company had fiscal 1999 sales of $284.7 million, including retail sales of $203.8 million and wholesale sales of $80.9 million.

         The Company was founded in 1975 as a wholesaler of closeout merchandise. Management's business strategy has expanded from a primary focus on wholesale operations to an emphasis on growth of its Odd Job stores, a chain founded in 1974, and the initial 12 of which were acquired in 1995. The Company's goal is to establish itself as the leading closeout retailer in its Northeast, Mid-Atlantic and Midwest markets.

         The Company believes that the combination of its wholesale operation and the Odd Job retail operation have resulted in significant synergies that have enabled the Company to expand its retail operation and increase sales and net income of both the wholesale and retail operations.

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

RETAIL OPERATIONS

         General. The Company's chain of 67 retail stores as of March 31, 2000 operate under the names "Odd Job," "Odd Job Trading" and "Mazel's" and are located in New York (30, including eight in Manhattan), New Jersey (23), Pennsylvania (6), Connecticut (3), Ohio (3), Delaware (1), and Kentucky (1). The retail stores generated sales in fiscal 1999 of $203.8 million.

         Expansion Plans. The Company plans to expand its retail operation by opening new stores in the Northeast, Mid-Atlantic and Midwest markets, which are serviceable from the Company's South Plainfield, New Jersey warehouse and distribution facility and other warehouse facilities used on an as needed basis. Stores may be opened in other geographic areas if favorable conditions exist. The Company anticipates opening 16 to 18 new stores through the end of fiscal 2000. In addition, the Company may add stores through the acquisition of other closeout businesses if favorable opportunities are presented.

         In choosing specific sites for expansion, the Company considers numerous factors including demographics, traffic patterns, location of competitors and overall retail activity. The Company's standards for evaluating these factors are flexible and are based on the nature of the market. The Company will seek to expand in both suburban and urban markets. Due to its broader selection of closeout merchandise than other closeout retailers, the Company seeks high volume regional centers with a strong anchor tenant.

         Merchandising and Marketing. The Company believes that its customers are attracted to its stores principally because of the availability of a large assortment of quality consumer items, which are frequently brand-name, at attractive prices. The Company offers certain general categories of merchandise on a continual basis, although specific lines, products and manufacturers change continuously. Inventories depend primarily on the types of merchandise which the Company is able to acquire at any given time. The Company believes that this changing variety of merchandise from one day to the next results in customers shopping at the stores more frequently than they might otherwise. The Company refers to such frequent shoppers as "treasure hunters" due to their regular visits to the Company's stores in an effort to seek out bargains. The Company's stores offer substantial savings on housewares, cards and stationery, books, candles, party supplies, health and beauty aids, food, toys, hardware, giftware, electronics and garden supplies. Brands carried by the Company's stores may include, at any given time, Enesco, American Greetings, Sunbeam, Keebler, M&M Mars, Mattel, Mikasa, Newell/Rubbermaid and Sony. In addition, the Company has increased the breadth and quality of its seasonal merchandise and has sought to promote these items through in-store displays designed around specific holidays.

         The Company believes its large selection of brand-name products often attracts a customer seeking a particular brand or product, who will check the Company's stores in search of the lowest price before resorting to a large discount store where the customer assumes the product is in stock. In addition, the Company's stores carry, on a consistent basis, selected goods manufactured to the Company's specifications. The Company is able to negotiate competitive prices with manufacturers of these products, many of whom are located outside the United States. Such products enable the Company to provide high-quality, cost-effective merchandise on a continuity basis.

         Management believes the presentation of its merchandise is critical to communicating value and quality to its customers. The Company uses a variety of adaptable merchandising fixtures and displays that adds flexibility in the presentation of a changing merchandise mix. Some merchandise is displayed in its initial packaging, stacked floor-to-ceiling. A message board appears in every store, indicating both new arrivals and coming merchandise, in an effort to appeal to the "treasure hunters." The Company relies on attractive exterior signage and in-store merchandising as primary forms of advertising. The Company's print advertising program uses mailers, in-paper ads, and circulars, on a periodic basis, to promote up to 40 value-oriented and easily recognizable items. At times, the Company also utilizes targeted radio spots to promote the Odd Job and Mazel's name and concept. As a result of its merchandise mix, visual merchandising methods and high-traffic store locations, the retail operation's average inventory turn rate is approximately 3.5 per year, which the Company believes is greater than the average for other major closeout retailers.

         Purchasing. The Company believes that the primary factor contributing to the success of its business is its ability to locate and take advantage of opportunities to purchase large quantities of quality brand-name merchandise at prices that allow the Company to resell the merchandise at prices that are substantially below traditional retail prices. Its retail operations maintain a buying staff in Columbus, Ohio and New York City. The retail purchasing staff works closely with the wholesale operation to identify the most attractive closeout purchasing opportunities available. Synergies created through the combined buying power and expertise of the retail and wholesale purchasing staffs enable the Company to identify and purchase large quantities of quality, brand-name closeout merchandise and then sell the merchandise through its retail stores, its wholesale distribution channels or both. The Company believes the combined wholesale and retail operations enable the retail buying staff to broaden the scope and the quantities of quality merchandise that it purchases and offer better value to its customers. The Company's retail buyers purchase merchandise from approximately 2,000 suppliers throughout the world.

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

Sales are primarily for cash, although personal checks and credit cards are accepted. The Company's Manhattan stores offer free daily storage that enables customers to pick up items purchased during the day on their way home from work, and UPS shipment for larger purchases. The Company's stores have seven day-a-week operations and have extended weekend hours. The Company has created an infrastructure consisting of Regional Vice Presidents and District Managers each responsible for the operations of approximately 12 stores, reporting directly to the Senior Vice President-Store Operations.

         Store Locations. The Company's 59 suburban stores at March 31, 2000 are located in strip shopping centers. The eight Manhattan stores are located in high-traffic urban corridors (i.e. near Grand Central Station, Rockefeller Center, Port Authority, Wall Street, Penn Station, Empire State Building, City Hall Park, and Union Square) that provide access to large numbers of commuters. As a result, the Manhattan stores generate higher sales volumes during the work week. The Company's suburban stores are generally near a major highway or thoroughfare, making them easily accessible to customers. The suburban stores generate higher sales volumes during the weekends. The Company attempts to tailor its merchandising and marketing strategies to respond to the differences in its urban and suburban stores. The Company's stores range in size from 6,500 to 29,000 square feet. On average, approximately 65% of the area of each store represents selling space. All of the stores are located in leased facilities.

         In selecting new store locations, the Company seeks suitable existing structures which it can refurbish in a manner consistent with its merchandising concept. This strategy, which typically requires minimal leasehold improvements by the Company, enables the Company to open stores in new locations generally within six to twelve weeks following occupancy of the space.

         Warehousing and Distribution. Merchandise is distributed to the retail stores primarily from the Company's 535,000 square foot South Plainfield, New Jersey warehouse and distribution facility. The Company relocated to this facility in the third quarter of 1998 from its former 253,000 square foot facility located in Englewood, New Jersey. The Company believes the South Plainfield facility has the capacity to support its longer-term retail expansion plans. The Company also utilizes public warehouse space to store inventory on an as needed basis.

         The majority of the Company's retail inventory is shipped directly from suppliers to the Company's South Plainfield, New Jersey warehouse and distribution facility. At times, product is shipped to and stored at the Company's wholesale warehouse and distribution facility located in Solon, Ohio. Since the South Plainfield, New Jersey warehouse and distribution facility maintains back-up inventory and provides deliveries several times per week to each store, in-store inventory requirements are reduced and the Company is able to operate with smaller stores. Off-hours stocking and off-site storage space are utilized to support the store's inventory turnover, particularly during the busy fourth quarter. The Company's inventory is delivered to the stores by a contract carrier, as well as by direct vendor shipments.

         During fiscal 1999, the Company commenced an automation initiative at the South Plainfield warehouse and distribution facility. The first phase of the project was to install product storage racking. This phase was complete by fiscal 1999 year-end. The second phase is the installation of a computerized conveyor system, that is expected to be complete in July 2000. The combination of the racking and conveyor are expected to increase the facility's productivity and reduce its operating costs.

         Distribution to the stores is controlled by the Company's product allocators, buyers and senior management. The Company's merchandise is distributed based on variables such as store volume and certain demographic and physical characteristics of each store. Stores receive shipments of merchandise several times per week based on budgeted inventory requirements, distribution models, available storage and direct communications between store managers, product allocators and the Company's buyers and senior management.

WHOLESALE OPERATIONS

         General. The Company is the nation's largest wholesaler of closeout merchandise, with fiscal 1999 sales of $80.9 million. The Company's wholesale operations purchase and resell many of the same lines of merchandise sold through the Company's retail operations. The wholesale operations acquire closeout merchandise at prices substantially below traditional wholesale prices and sell such merchandise through a variety of channels. In general, the Company does not have long-term or exclusive arrangements with any manufacturer or supplier for the wholesale distribution of specified products. Rather, the Company's wholesale inventory, like its retail inventory, consists primarily of merchandise obtained through specific purchase opportunities.

         Purchasing. The Company's wholesale buyers purchase merchandise from approximately 1,000 suppliers throughout the world and continually seek opportunities created by manufacturers and other closeout circumstances, such as packaging changes, the overstock inventory of wholesalers and retailers, buybacks, receiverships, bankruptcies and financially distressed businesses. The Company's experience and expertise in buying merchandise from such suppliers has enabled it to develop relationships with many manufacturers and wholesalers who offer some or all of their closeout merchandise to the Company prior to attempting to dispose of it through other channels. By selling their inventories to the Company, suppliers can reduce warehouse expenses and avoid the sale of products at concessionary prices through their normal distribution channels. In addition to closeout merchandise purchased from suppliers, approximately 38% of the Company's wholesale purchases for fiscal years 1999 and 1998 consisted of selected items manufactured to the Company's specifications by domestic and foreign suppliers.

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

         Sales and Marketing. The Company maintains a direct sales force of 12 people in its wholesale operations and also sells its merchandise through 8 independent representatives. In addition to a showroom at its Solon, Ohio facility, the Company and its representatives maintain showrooms in New York City, Columbus, Chicago, and Boston. The Company sells to approximately 2,000 wholesale customers, which include a wide range of major regional and national retailers as well as smaller retailers and other wholesalers and distributors. No customer accounted for more than 10% of total sales in fiscal years 1999 or 1998.

         Warehousing and Distribution. The Company conducts its wholesale operations primarily from a 740,000 square foot leased warehouse and distribution facility in Solon, Ohio. The Company operates a 113,000 square foot secondary leased facility in Solon, Ohio. In addition, the Company leases space at public warehouses on an as needed basis. Generally, the Company does not have a prospective customer prior to purchasing merchandise, although in some cases a customer willing to purchase part or all of the goods will be found immediately prior to, or soon after, a purchase. In the latter case, the Company attempts, whenever possible, to drop ship the goods directly to the customer from the point of purchase. In other cases, the Company ships the merchandise to its warehouse and distribution facility via back haulers and common carriers. For fiscal 1999, approximately 78% of the Company's wholesale sales were of merchandise shipped through its warehouse and distribution facility, with the remainder drop shipped directly to customers.

VALUE CITY JOINT VENTURE

         On August 3, 1997, the Company commenced operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores. VCM operates the toy, sporting goods, health and beauty care and other departments in the Value City department store chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's initial investment in VCM was $9,637,000. In addition to its 50 percent share of VCM's net profit or loss, the Company receives a management fee equal to three percent of sales.

MANAGEMENT INFORMATION SYSTEMS

         The Company's retail and wholesale operations are supported by an IBM AS400-based computer system. The system utilizes proprietary software that allows the Company to monitor and integrate its distribution, order entry, showroom, product management, purchasing, inventory control, shipping, and accounts receivable systems. The Company uses a vendor purchased general ledger accounting system. The Company has installed radio frequency equipment in its wholesale warehouse and showrooms to expedite order processing.

         The Company has installed point-of-sale (POS) systems in all retail locations to fully capture store transactions and provide updated data to its purchasing staff and other corporate personnel, and for transfer into the Company's accounting, merchandising and distribution systems.

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

         In addition to competition in the sale of merchandise at wholesale and retail, the Company encounters significant competition in locating and obtaining closeout, overproduction and similar merchandise for its operations. There is increasing competition for the purchase of such merchandise. However, the Company believes that it will have sufficient sources to enable it to continue purchasing such merchandise in the future. Furthermore, the Company believes that as the number and capacity of its retail stores grow, its ability to take advantage of purchase opportunities of larger quantities of merchandise at favorable prices will increase accordingly.

         In March 2000, the Company announced it was evaluating several Internet business-to-business (B2B) ventures. The Company has discussed strategic relationships with these B2B exchanges that could potentially market the Company's wholesale inventory. In addition, the exchange could serve as a source of product for the Company's retail and wholesale operations.

TRADEMARKS

         The Company has registered "Odd Job" and "Mazel's" as trademarks in the United States. The Company has registered or has filed registration applications for certain other trademarks and trade names.

EMPLOYEES

         At January 29, 2000, the Company had 2,199 employees. Retail employees included 1,962 in direct retail and warehouse operations, and 102 in support operations. Wholesale employees included 122 in direct wholesale, support and warehouse operations. Corporate employees included 13 in general management and administrative positions. The Company considers its relationship with its employees to be good. Approximately 75 of the Company's Solon, Ohio hourly warehouse employees are subject to a five-year collective bargaining agreement that expired on December 31, 1999. In April 2000, the Company agreed to a five-year contract expiring on December 31, 2004. Approximately 157 of the warehouse employees in South Plainfield, New Jersey, are subject to a 42-month collective bargaining agreement expiring January 28, 2001. The Company is not a party to any other labor agreements.


ITEM 2. PROPERTIES

         The Company leases its office and warehouse and distribution facility in Solon, Ohio from a corporation in which certain of the Company's executive officers are minority owners. The Company currently occupies approximately 740,000 square feet at such facility, of which approximately 22,000 square feet is used as office and showroom space and the remainder of which is used as warehouse space for the Company's wholesale operations. The lease for the facility, as amended, expires December 31, 2008. The wholesale operation also utilizes a 113,000 square foot secondary facility in Solon, Ohio, with the lease expiring March 31, 2002. The Company leases a 535,000 square foot facility in South Plainfield, New Jersey from a limited liability company which certain of the Company's executive officers are minority owners. Housing the Company's retail operations, approximately 510,000 square feet of the facility is utilized by the warehouse and distribution operation, with the remainder used for office space. The lease for the facility expires November 30, 2010. In addition, the Company leases space at several public warehouses depending on its needs at a particular point in time. The Company believes its facilities will be generally adequate for its retail and wholesale operational requirements for the foreseeable future.

         The Company leases its offices and showrooms in Columbus, Ohio, Chicago and New York City. The Columbus lease expires on July 31, 2008, the Chicago lease expires on October 21, 2002, and the New York City lease expires on December 31, 2001.

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

ITEM 3. LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes that the amount of any ultimate liability with respect to all actions will not have a material adverse effect on the Company's liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS

         The executive officers and directors of the Company and their ages as of April 3, 2000 are as follows:

       NAME                  AGE       POSITION
       ----                  ---       --------

Reuven D. Dessler             52       Chairman of the Board and Chief
                                         Executive Officer
Brady Churches                41       President, Director
Jacob Koval                   52       Executive Vice President - Wholesale,
                                         Director
Jerry Sommers                 49       Executive Vice President - Retail,
                                         Director
Susan Atkinson                49       Senior Vice President - Chief Financial
                                         Officer and Treasurer
Charles Bilezikian            63       Director
Phillip Cohen                 81       Director
Robert Horne                  41       Director
Ned L. Sherwood               50       Director
Mark Miller                   47       Director
Marc H. Morgenstern           50       Secretary

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

         Susan Atkinson has served as Senior Vice President - Chief Financial Officer and Treasurer of the Company since January 1993. From August 1988 through December 1992, she was employed by Harris Wholesale Company, a pharmaceutical wholesaler, serving as Chief Financial Officer and Vice President
- Finance/Administration from January 1991 until December 1992.

         Charles Bilezikian, has served as Director since January 1997. Mr. Bilezikian has been the President of Christmas Tree Shops, Inc., a specialty New England retailer, since its formation in 1971.

         Phillip Cohen has served as a Director of the Company since November 1996. From 1947 to his retirement in 1989, Mr. Cohen was Chairman and CEO of Wisconsin Toy and Novelty, Inc., a Midwest distributor of closeout toy and novelty items.

         Robert Horne has served as a Director of the Company since November 1996. Mr. Horne has been a principal of ZS Fund L.P., a Company engaged in making private investments, for more than five years.

         Ned L. Sherwood has served as a Director of the Company since November 1996. Mr. Sherwood has been a principal and President of ZS Fund L.P. for more than five years. Mr. Sherwood is currently a member of the Board of Directors of Kaye Group, Inc.

         Mark Miller has served as a Director of the Company since November 1999. Mr. Miller has been Executive Vice President and Chief Operating Officer for the Home Products Division of Value City Department Stores since July 1999. Previously, Mr. Miller became President of the Closeout Division of Consolidated Stores, Inc. upon their acquisition of MacFrugal's Bargain Close-out's, Inc. in 1998. Mr Miller was MacFrugal's Executive Vice President of Merchandise and Stores since 1995.

         Marc H. Morgenstern has served as Secretary of the Company since November 1996. He has been a principal in the Cleveland, Ohio law firm of Kahn, Kleinman, Yanowitz & Arnson Co., L.P.A. serving as President of the firm and Chairman of its Executive Committee, for more than five years.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on The Nasdaq Stock Market sm under the symbol "MAZL." The following table shows the quarterly high and low closing sale prices of the Common Stock for the periods presented.

                                   Fiscal Year 1999          Fiscal Year 1998
                                   ----------------          ----------------
Fiscal Quarter                     High         Low          High         Low
--------------                     ----         ---          ----         ---

First Quarter                    $ 14.000   $ 8.750        $ 20.250  $ 13.875
Second Quarter                     10.875     8.875          17.500    15.750
Third Quarter                      10.188     8.500          15.625     8.875
Fourth Quarter                      9.813     8.938          16.000     8.375

         As of April 3, 2000, the Company believes that there were 600 beneficial owners of the Company's Common Stock.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its future earnings to finance the expansion of its business and for general corporate purposes and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant. In addition, the Company's credit facility prohibits declaring or paying any dividends without the prior written consent of the Lender.


ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical financial data of the Company presented under the captions Statement of Operations Data and Balance Sheet Data as of and for the year ended January 31, 1996 (fiscal year 1995) have been derived from the consolidated financial statements of Mazel Company L.P. ("Partnership"), which during 1996 was restructured as the Company. The financial statements of the Partnership include the operations of the Odd Job operations from December 7, 1995. The selected historical financial data presented under the captions Statement of Operations Data and Balance Sheet Data for the fiscal years ended January 25, 1997, January 31, 1998, January 30, 1999 and January 29, 2000 (fiscal years 1996, 1997, 1998 and 1999, respectively) were derived from the consolidated financial statements of the Company. The selected data referred to above should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.


                                                                   FISCAL YEAR
                                        --------------------------------------------------------------------------------------
                                                                    PRO FORMA,
                                                                   AS ADJUSTED
                                          1995           1996        1996 (1)           1997           1998             1999
                                        --------        -------      ---------         -------        -------          -------

STATEMENT OF OPERATIONS DATA (DOLLARS IN THOUSANDS):

Net sales                               $ 98,106        179,877        179,877         208,326        237,134          284,673
Cost of sales                             70,208        121,382        121,382         136,446        152,792          178,705
                                        --------        -------        -------         -------        -------          -------
Gross profit                              27,898         58,495         58,495          71,880         84,342          105,968
SG & A expense                            20,753         45,802         44,567          55,839         71,643           93,251
Special charges                            2,203          4,243          -               -              1,387            -
                                        --------        -------        -------         -------        -------          -------
Operating profit                           4,942          8,450         13,928          16,041         11,312           12,717
Interest expense (income)                  1,265          2,254           (206)            943          2,062            2,795
Other expense (income)                       559            (34)           (34)            662            627           (1,338)
                                        --------        -------        -------         -------        -------          -------
Income before
   income taxes                            3,118          6,230         14,168          14,436          8,623           11,260
Income tax expense
   (benefit)                                  19         (1,987)         5,667           5,919          3,450            4,503
                                        --------        -------        -------         -------        -------          -------
Net income                               $ 3,099          8,217          8,501           8,517          5,173            6,757
                                        ========        =======        =======         =======        =======          =======
Net income per share (basic)                                            $ 0.93            0.93           0.57             0.74
Net income per share (diluted)                                          $ 0.91            0.92           0.57             0.74
Shares outstanding (basic)                                           9,170,100       9,162,100      9,141,600        9,141,800
Shares outstanding (diluted)                                         9,386,000       9,265,400      9,146,800        9,154,700


BALANCE SHEET DATA (DOLLARS IN THOUSANDS):

Working capital                          $26,193         44,473         44,473          55,862         53,960           62,152
Total assets                              56,634         86,361         86,644         113,884        129,754          149,101
Long term debt                            27,382             70             70          19,781         24,002           32,083
Total liabilities                         43,764         21,599         21,599          41,045         51,724           64,314
Stockholders' equity and
   partners' capital                      12,870         64,762         65,045          72,839         78,030           84,787


SELECTED RETAIL OPERATIONS DATA:

Number of stores                              13             23                             32             47               64
Total square footage                     188,361        336,905                        466,716        689,750          943,545
Total store sales growth                    6.3%          40.2%                          34.4%          38.0%            30.4%
Comparable store net sales                 -4.4%          15.8%                           1.8%           0.1%             4.1%
Avg. net sales per gross sqft.              $319           $354                           $294           $258             $257


(1) Pro forma as adjusted data gives effect to the Company's initial public offering (IPO) as of the beginning of the periods presented, and includes the combination of: (i) the Mazel wholesale operations and
         (ii) the Odd Job retail operations, as if the combination of entities had occurred at the beginning of fiscal 1996. Pro forma as adjusted data excludes certain non-recurring charges, and gives effect to the use of proceeds resulting from the Company's IPO, as well as certain adjustments to compensation expense.

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

         The Company was founded in 1975 as a wholesaler of closeout merchandise. In fiscal 1996, the Company purchased the established Odd Job retail business (founded in 1974), consisting of 12 retail stores and a warehouse and distribution facility, from an affiliate of ZS Fund L.P., a shareholder of the Company. The Company's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its retail operations. At the end of fiscal 1999, the Company operated 64 closeout retail stores, including 30 in New York (eight of which are in Manhattan), 23 in New Jersey, six in Pennsylvania, three in Connecticut, and one each in Delaware and Ohio.

         The growth of the Company's retail operations, coupled with the fiscal 1997 investment in VCM, Ltd., has transformed the Company into a "retailer", with quarterly sales and earnings patterns similar to other retail operations. The Company's retail expansion plan is to open 16 to 18 new stores in fiscal 2000.

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The results of operations set forth below describe the Company's retail and wholesale segments and the Company's combined corporate structure.


                                                        (Dollars in thousands, except per share data)

                                              Fiscal 1999                Fiscal 1998                   Fiscal 1997
                                        ----------------------       ----------------------       -----------------------
                                                    Percent of                   Percent of                    Percent of
                                        Amount       Net Sales        Amount      Net Sales        Amount       Net Sales
                                        ------       ---------        ------      ---------        ------       ---------

Net sales
   Retail                               $203,799       71.59%        $156,242       65.89%         $113,205       54.34%
   Wholesale                              80,874       28.41%          80,892       34.11%           95,121       45.66%
                                        --------      ------         --------      ------          --------      ------
                                         284,673      100.00%         237,134      100.00%          208,326      100.00%
Gross profit
   Retail                                 81,776       40.13%          61,153       39.14%           44,608       39.40%
   Wholesale                              24,192       29.91%          23,189       28.67%           27,272       28.67%
                                        --------      ------         --------      ------          --------      ------
                                         105,968       37.22%          84,342       35.57%           71,880       34.50%
Segment operating profit
   Retail                                  3,643        1.79%           3,618        2.31%            5,393        4.76%
   Wholesale                               9,403       11.63%           9,600       11.87%           12,821       13.48%
   Corporate                                (329)      -0.12%            (519)      -0.22%           (2,173)      -1.04%
   Special charges                         -           -               (1,387)      -0.58%             -            -
                                        --------      ------         --------      ------          --------      ------

                                          12,717        4.47%          11,312        4.77%           16,041        7.70%

Interest expense, net                      2,795        0.98%           2,062        0.87%              943        0.45%
Other (income) expense                    (1,338)      -0.47%             627        0.26%              662        0.32%
Income tax expense                         4,503        1.58%           3,450        1.46%            5,919        2.84%
                                        --------      ------         --------      ------          --------      ------
Net income                             $   6,757        2.37%       $   5,173        2.18%        $   8,517        4.09%
                                        ========      ======         ========      ======          ========      ======

Net income per share
      Basic                               $ 0.74                       $ 0.57                        $ 0.93
      Diluted                             $ 0.74                       $ 0.57                        $ 0.92

RETAIL SEGMENT

Fiscal 1999 Results versus Fiscal 1998

Net sales were $203.8 million for fiscal 1999, compared to $156.2 million for fiscal 1998, an increase of $47.6 million, or 30.4%. The increase in net sales was attributable to the increase in comparable store sales, the full year impact of the 15 stores opened during fiscal 1998, and the partial year sales from the 17 stores opened during fiscal 1999. Comparable store (32 stores for fiscal
1999) net sales increased approximately 4.1%.

Gross profit was $81.8 million for fiscal 1999, compared to $61.2 million for fiscal 1998, an increase of $20.6 million, or 33.7%. Gross margin increased to 40.1% in fiscal 1999, from 39.1% in fiscal 1998, due primarily to higher initial product markup and vendor allowances, partially offset by higher inventory shrink results.

Selling, general and administrative expense reflects the four-wall cost of the stores, the warehouse and distribution facility, and administrative support. During fiscal 1999, selling, general and administrative expense was $78.1 million, compared to $57.5 million for fiscal 1998, an increase of $20.6 million, or 35.8%. The increase resulted primarily from a $17.2 million increase in store level and distribution costs, attributable mostly to the full year operation of 15 stores opened in fiscal 1998, plus expenses relating to the 17 stores opened during fiscal 1999. Store level expenses include preopening costs, which are expensed as incurred, and totaled $3.1 million in fiscal 1999, compared to $1.9 million in fiscal 1998. Also included in store level costs is advertising expense, which increased $1.2 million primarily due to the larger store base and the cost of additional circulars, also in support of the larger store base. Warehouse costs increased $2.2 million, primarily due to the higher level of shipments in support of the larger store base, and continued start-up inefficiencies based on the relocation to the current facility in the fiscal 1998 third quarter. Administrative support expenses increased $3.4 million, reflecting added support personnel costs and higher levels of incentive based compensation, legal expenses and merchandise contributions. Selling, general and administrative expense also includes approximately $200,000 for ongoing costs of the former warehouse and distribution facility. Selling, general and administrative expense, as a percentage of net sales, increased to 38.3% in fiscal 1999, from 36.8% in fiscal 1998.

Operating profit was unchanged at $3.6 million for fiscal 1999 and 1998. As a percentage of net sales, operating profit decreased to 1.8% from 2.3%. This decrease was primarily due to the factors described above.

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

Selling, general and administrative expense was $57.5 million for fiscal 1998, compared to $39.2 million for fiscal 1997, an increase of $18.3 million, or 46.8%. The increase resulted primarily from a $14.6 million increase in store level and distribution costs, $3.6 million of which was attributable to the full year operation of nine stores opened in fiscal 1997, plus expenses relating to the 15 stores opened during fiscal 1998. Additionally, warehouse costs increased $1.6 million, due to costs and inherent start-up inefficiencies resulting from the third quarter 1998 relocation of the Company's retail distribution facility to South Plainfield, New Jersey. Store level expenses include preopening costs, which are expensed as incurred, and totaled $1.9 million in fiscal 1998, compared to $1.0 million in fiscal 1997. Also included in store level costs is advertising expense, which increased $1.4 million as the Company expanded its advertising program during fiscal 1998 to include a targeted radio campaign. Administrative support expenses increased $2.2 million reflecting the impact of salary, fringe benefits and personnel costs for key individuals added to the back office and field support infrastructure. Selling, general and administrative expense, as a percentage of net sales, increased to 36.8% in fiscal 1998, from 34.6% in fiscal 1997.

Operating profit decreased to $3.6 million for fiscal 1998, from $5.4 million for fiscal 1997. As a percentage of net sales, operating profit decreased to 2.3% from 4.8%. This decrease was primarily due to the factors described above.

WHOLESALE SEGMENT

Fiscal 1999 Results versus Fiscal 1998

Net sales were unchanged at $80.9 million for fiscal 1999 and 1998. However, excluding sales to the former largest customer that was acquired by a competitor in 1998, sales increased 24.9%.

Gross profit was $24.2 million for fiscal 1999, compared to $23.2 million for fiscal 1998, an increase of $1.0 million, or 4.3%. The increase in gross profit is due to a strong deal flow. Gross margin improved to 29.9% in fiscal 1999, from 28.7% in fiscal 1998.

Selling, general and administrative expense was $14.8 million for fiscal 1999, compared to $13.6 million for fiscal 1998, an increase of $1.2 million, or 8.8%. The increase includes higher rent expense, incentive based compensation, sales commissions and bad debt expense. As a percentage of net sales, selling, general and administrative expense increased to 18.3% in fiscal 1999, from 16.8% in fiscal 1998.

Wholesale operating profit was $9.4 million for fiscal 1999, compared to $9.6 million for fiscal 1998, a decrease of $197,000, or 2.1%. As a percentage of net sales, operating profit decreased to 11.6% in fiscal 1999, from 11.9% in fiscal 1998, due to the factors described above.

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

CORPORATE EXPENSES AND SPECIAL CHARGES

Fiscal 1999 Results versus Fiscal 1998

Corporate expenses consist of the cost of senior management and shared administrative resources which are utilized by both segments of the business. Corporate expense also includes management fee revenue received from VCM, Ltd., the 50% owned joint venture with Value City Department Stores, Inc., and other buying commissions. Corporate expense was $329,000 for fiscal 1999, compared to $519,000 for fiscal 1998. The decrease was due primarily to higher VCM management fee revenue, which increased to $3.4 million for fiscal 1999, from $3.1 million in fiscal 1998. As a result, net corporate expense decreased as a percentage of total Company sales to 0.1% in fiscal 1999 from 0.2% in fiscal 1998.

Special charges for fiscal 1998 totaling $1.4 million resulted from the relocation of the Company's retail warehouse and distribution facility to South Plainfield, New Jersey. The charges reflect the estimated costs of exiting the former retail warehouse located in Englewood, New Jersey, and related long-lived asset write-offs and employee severance.

Interest expense was $2.8 million for fiscal 1999, compared to $2.1 million for fiscal 1998, reflecting higher average borrowings primarily in support of retail store growth. Other income was $1.3 million for fiscal 1999, comprising the Company's 50% equity share in VCM. Ltd. Other expense was $627,000 for fiscal 1998, which includes VCM net loss of $477,000 and a $150,000 charge relating to contingent obligations for retail operations disposed of in 1995.

Fiscal 1998 Results versus Fiscal 1997

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

Special charges for fiscal 1998 totaling $1.4 million resulted from the relocation of the Company's retail warehouse and distribution facility to South Plainfield, New Jersey, as discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary requirements for capital consist of inventory purchases, expenditures related to new store openings, existing store remodeling, warehouse enhancements, MIS initiatives, and other working capital needs. The Company takes advantage of closeout and other special situation purchasing opportunities which frequently result in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases. The Company's high level of committed credit allows it to take immediate advantage of special situation purchasing opportunities. Having such credit availability provides the Company with a competitive advantage measured against many of its competitors.

The Company's growth has been financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit. The Company has a $60.0 million credit facility comprised of a $50.0 million revolving line of credit and a $10.0 million term loan, expiring on November 15, 2002. The term loan requires 20 consecutive quarterly payments of $500,000 plus accrued interest that commenced in May 1998. Borrowings under the facility bear interest, at the Company's option, at either the banks' prime rate less 50 basis points or LIBOR plus a spread. Availability on the facility is the lesser of the total credit commitment or a borrowing base calculation based upon the Company's accounts receivable and inventories. The facility contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments. At January 29, 2000, the Company had $20.1 million available under the facility. In fiscal 2000, the Company expects to amend the credit facility to increase the credit facility to provide for increased seasonal inventory levels in fiscal third and fourth quarters.

For fiscal years 1999 and 1998, cash provided by operating activities was $3.9 million and $5.6 million, respectively. An increase in accrued and other liabilities, partially offset by increases in accounts receivable and inventories, comprised the majority of the cash provided for fiscal 1999. A decrease in accounts receivable and an increase in accounts payable, partially offset by increases in inventories and other assets comprised the majority of cash provided in fiscal 1998. Cash used in investing activities increased to $11.3 million in fiscal 1999, from $9.4 million in fiscal 1998. Fiscal 1999 investing activities comprised capital expenditures of $11.1 million and investment in lease acquisitions of $225,000, compared to fiscal 1998 captial expenditures of $8.1 million and lease acquisitions of $1.3 million. Cash provided by financing activities of $8.1 million for fiscal 1999 and $4.2 million for fiscal 1998 was the result of net borrowings from the Company's credit facility.

Total assets increased 14.8% to $149.1 million at fiscal year end 1999, from $129.8 million at year end 1998. Working capital increased to $62.2 million in fiscal 1999, from $54.0 million at the prior year end, primarily as a result of increases in accounts receivable and inventories, partially offset by an increase in accrued expenses. The current ratio was 3.0 to 1 at fiscal year-end 1999 and 1998. Net fixed assets were $25.1 million at the end of fiscal 1999, an increase of $7.8 million over fiscal year end 1998, primarily related to capital expenditures for fixtures, equipment, leasehold improvements related to new store openings, and improvements at existing stores and the new retail warehouse and distribution facility.

The Company currently anticipates opening new stores in each of the next few years. In addition to new store openings, the Company may increase the number of stores it operates through acquisitions. Management believes that from time to time, acquisition opportunities will arise. Possible acquisitions will vary in size and the Company will consider larger acquisitions that could be material to the Company. In order to finance any such possible acquisitions, the Company may use cash flow from operations, borrow additional amounts under its revolving credit facility, seek to obtain additional debt or equity financing or use its equity securities as consideration. The availability and attractiveness of any outside sources of financing will depend on a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates and general economic conditions.

SEASONALITY

The Company, with the growth of its retail operations and the retail orientation of the VCM, Ltd. joint venture, has shifted its business mix more toward retail. This shift has and will continue to effect the net sales and earnings pattern of the Company, with a greater weighting toward the second half of the fiscal year.

YEAR 2000 DISCLOSURE

The Company did not experience, nor does it expect, any significant malfunctions or errors in its management information systems as a result of the "Year 2000 issue." In addition, the Company has not been adversely affected by Year 2000 problems from its customers or suppliers. The Company's cost for Year 2000 readiness was not material.

NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires that the cost of start-up activities be expensed as incurred. The Company adopted SOP 98-5 effective January 31, 1999. The adoption of SOP 98-5 did not have a significant impact on the Company's results for the fiscal year ended January 29, 2000.

During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, "Deferral of Effective Date of SFAS No. 133." This statement delays the required implementation of Accounting for Derivative Instruments and Hedging Activities until fiscal quarters or fiscal years beginning after June 15, 2000. SFAS No. 133 is currently not applicable to the Company.

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


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       The information required by this Item (other than the information regarding executive officers set forth at the end of Item 4(a) of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) (1)   Financial Statements:

                Independent Auditors' Report

                Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999.

                Consolidated Statements of Operations for the Fiscal Years Ended January 29, 2000, January 30, 1999 and January 31, 1998.

                Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended January 29, 2000, January 30, 1999 and January 31, 1998.

                Consolidated Statements of Cash Flows for the Fiscal Years Ended January 29, 2000, January 30, 1999 and January 31, 1998.

                Notes to Consolidated Financial Statements

      (a) (2)   Financial Statement Schedules:

                All schedules are omitted because they are not applicable or because required information is included in the financial statements or notes thereto.

      (a) (3)   Exhibits
                See the Index to Exhibits included on page 45.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mazel Stores, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2000, in conformity with generally accepted accounting principles.

                                                KPMG LLP



Cleveland, Ohio
March 13, 2000

                               MAZEL STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                   January 29,                 January 30,
                                                                      2000                         1999
                                                                   -----------                 -----------
ASSETS

Current assets
     Cash and cash equivalents                                       $   2,367                     1,668
     Receivables, less allowance for doubtful
        accounts of $388 and $195, respectively                         14,343                    13,042
Inventories                                                             70,178                    60,789
     Prepaid expenses                                                    1,584                     1,899
     Deferred income taxes (note 6)                                      4,112                     3,389
                                                                     ---------                 ---------
             Total current assets                                       92,584                    80,787

Equipment, furniture, and leasehold improvements, net (note 2)          25,082                    17,268
Other assets                                                             3,959                     4,205
Investment in VCM, Ltd. (note 13)                                        9,687                     8,401
Notes and accounts receivable-related parties (notes 4 and 13)           6,208                     6,953
Goodwill, net                                                           10,074                    10,388
Deferred income taxes (note 6)                                           1,507                     1,752
                                                                     ---------                 ---------

                                                                      $149,101                   129,754
                                                                     =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt (note 3)                     $    2,017                     2,017
     Accounts payable                                                   20,769                    20,641
     Accrued expenses and other current liabilities                      7,646                     4,169
                                                                     ---------                 ---------
             Total current liabilities                                  30,432                    26,827
Revolving line of credit (note 3)                                       25,542                    15,448
Long-term debt, net of current portion (note 3)                          4,524                     6,537
Other liabilities                                                        3,816                     2,912
                                                                     ---------                 ---------
             Total liabilities                                          64,314                    51,724
Stockholders' equity
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                  --                         --
     Common stock, no par value; 14,000,000 shares authorized;
        9,141,800 shares issued and
        outstanding, respectively                                       64,320                    64,320
     Retained earnings                                                  20,467                    13,710
                                                                     ---------                 ---------
             Total stockholders' equity                                 84,787                    78,030
                                                                     ---------                 ---------
Commitments and contingencies (note 7)                                $149,101                   129,754
                                                                     =========                 =========


           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        Fiscal Year Ended
                                                                          -----------------------------------------------
                                                                           January 29,       January 30,      January 31,
                                                                              2000               1999            1998
                                                                          ------------       -----------      -----------
Net sales                                                                    $284,673           237,134          208,326
Cost of sales                                                                 178,705           152,792          136,446
                                                                             --------           -------          -------
          Gross profit                                                        105,968            84,342           71,880
Selling, general, and administrative expense                                   93,251            71,643           55,839
Special charges (note 9)                                                        -                 1,387            -
                                                                             --------           -------          -------
          Operating profit                                                     12,717            11,312           16,041
Other income (expense)
  Interest expense, net                                                        (2,795)           (2,062)            (943)
  Other (notes 7 and 13)                                                        1,338              (627)            (662)
                                                                             --------           -------          -------
          Income before income taxes                                           11,260             8,623           14,436
Income tax expense (note 6)                                                     4,503             3,450            5,919
                                                                             --------           -------          -------
          Net income                                                         $  6,757             5,173            8,517
                                                                             ========           =======          =======

Net income per share (note 14)
   As reported - basic                                                         $ 0.74              0.57             0.93
   As reported - diluted                                                       $ 0.74              0.57             0.92

Average shares outstanding - basic                                          9,141,800         9,141,600        9,162,100
Average shares outstanding - diluted                                        9,154,700         9,146,800        9,265,400

           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                                Common           Common           Retained
                                                                Shares           Stock            Earnings          Total
                                                                ------           -----            ---------         -----

              Balance as of January 25, 1997                   9,170,100         $ 64,742            $  20         $ 64,762

              Stock retirement                                   (25,900)            (440)               -             (440)
              Net income                                           -                -                8,517            8,517
                                                               ---------         --------         --------         --------

              Balance as of January 31, 1998                   9,144,200           64,302            8,537           72,839


              Stock retirement                                    (3,800)              (4)               -               (4)
              Sale of common shares                                1,400               22                -               22
              Net income                                           -                -                5,173            5,173
                                                               ---------         --------         --------         --------

              Balance as of January 30, 1999                   9,141,800           64,320           13,710           78,030


              Net income                                           -                -                6,757            6,757
                                                               ---------         --------         --------         --------

              Balance as of January 29, 2000                   9,141,800         $ 64,320         $ 20,467         $ 84,787
                                                               =========         ========         ========         ========


           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        Fiscal Year Ended
                                                                       ----------------------------------------------------
                                                                       January 29,         January 30,         January 31,
                                                                           2000                1999                1998
                                                                       -----------         -----------         ------------
Cash flows from operating activities:
  Net income                                                             $ 6,757               5,173               8,517
  Adjustments to reconcile net income to net cash provided by
      (used in) operating activities
     Depreciation and amortization                                         4,130               2,514               1,519
     Deferred income taxes                                                  (478)               (812)                379
     Equity in net (income) loss from VCM, Ltd.                           (1,286)                478                 758
     Non cash retirement of shareholder loans
       stock options, and restricted stock                                     -                  (4)               (440)
     Changes in operating assets and liabilities
       Receivables                                                        (1,301)              2,799              (5,180)
       Inventories                                                        (9,389)             (7,113)            (13,277)
       Prepaid expenses                                                    1,556                (705)                 (8)
       Other assets                                                          665              (3,178)             (1,633)
       Accounts payable                                                   (1,113)              6,279              (1,085)
       Accrued expenses and other liabilities                              4,381                 179               1,383
                                                                         -------             -------             -------
              Net cash provided by (used in) operating activities          3,922               5,610              (9,067)
                                                                         -------             -------             -------

Cash flows from investing activities:
    Capital expenditures                                                 (11,079)             (8,155)             (5,832)
    Investment in VCM, Ltd.                                                    -                   -              (9,637)
    Cash paid for lease acquisitions                                        (225)             (1,270)             (1,950)
                                                                         -------             -------             -------
                    Net cash used in investing activities                (11,304)             (9,425)            (17,419)
                                                                         -------             -------             -------

Cash flows from financing activities:
    Repayment of debt                                                    (63,060)            (70,534)            (44,065)
    Net borrowings under credit facility                                  71,141              74,755              63,781
    Net proceeds from sale of common shares                                 -                     22              -
                                                                         -------             -------             -------
                    Net cash provided by financing activities              8,081               4,243              19,716
                                                                         -------             -------             -------
Net increase (decrease) in cash and cash equivalents                         699                 428              (6,770)

Cash and cash equivalents at beginning of year                             1,668               1,240               8,010
                                                                         -------             -------             -------
Cash and cash equivalents at end of year                                 $ 2,367               1,668               1,240
                                                                         =======             =======             =======
Supplemental disclosures
    Cash paid for interest                                               $ 2,722               2,085               1,883
    Cash paid for income taxes                                           $ 3,230               4,892               5,441
                                                                         =======             =======             =======


           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) DESCRIPTION OF BUSINESS

        The Company consists of two complementary operations: (i) a major regional closeout retail business; and (ii) the nation's largest closeout wholesale business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company operates a chain of 64 closeout retail stores, including 30 in New York (eight of which are in Manhattan), 23 in New Jersey, and six in Pennsylvania, three in Connecticut, and one each in Delaware and Ohio.


    (a) PRINCIPLES OF CONSOLIDATION

        The financial statements of the Company are presented on a consolidated basis to reflect the economic substance of activities arising from their common management and control. All significant intercompany balances and transactions have been eliminated in consolidation.

    (c) CASH AND CASH EQUIVALENTS

        For financial reporting purposes, the Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

    (d) INVENTORIES

        Wholesale inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method, and retail inventories are valued by use of the retail method.

    (e) EQUIPMENT, FURNITURE, AND LEASEHOLD IMPROVEMENTS

        Depreciation and amortization are provided for the cost of depreciable properties at rates based on their estimated useful lives, which range from 3 to 10 years for furniture and equipment, or for leasehold improvements, extending to the life of the related lease. The rates so determined are applied on a straight-line basis.

    (f) GOODWILL

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

        At January 29, 2000 and January 30, 1999, accumulated amortization amounted to $1,294 and $981, respectively.

    (g) INCOME TAXES

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

    (h) ADVERTISING

        The Company expenses advertising costs as incurred. Advertising expense was $4,225, $3,107, and $1,724 for the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively.

    (i) FISCAL YEAR

        The Company's fiscal year end is on the Saturday nearest to January 31st. Fiscal years 1999, 1998 and 1997 are defined as the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. Fiscal years 1999 and 1998 were 52-week years, while fiscal 1997 was a 53-week year.

    (j) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

    (k) RECLASSIFICATIONS

        Certain reclassifications were made to the Company's prior period financial statements to conform to the January 29, 2000 presentation.


(2) EQUIPMENT, FURNITURE, AND LEASEHOLD IMPROVEMENTS

        The major classes of equipment, furniture, leasehold improvements, and construction in progress are summarized at cost, as follows:

                                                                          January 29,           January 30,
                                                                              2000                 1999
                                                                           ---------            ----------

       Equipment and furniture                                             $  15,058               11,003
       Leasehold improvements                                                 15,969                9,501
       Construction in progress                                                2,924                2,393
                                                                           ---------               ------
                                                                              33,951               22,897
       Less accumulated depreciation and amortization                          8,869                5,629
                                                                           ---------               ------
                                                                           $  25,082               17,268
                                                                           =========               ======

(3)    LONG-TERM DEBT

        The Company's long-term debt as of January 29, 2000 and January 30, 1999 consisted of the following:

                                                                          January 29,            January 30,
                                                                             2000                    1999
                                                                          -----------            ------------
       Revolving credit facility                                           $ 25,542                15,448
       Term debt                                                              6,541                 8,554
       Less current portion                                                  (2,017)               (2,017)
                                                                          ---------                ------
                                                                           $ 30,066                21,985
                                                                          =========                ======

        The Company maintains a $60,000 credit facility with a bank syndicate providing for a $50,000 revolving line of credit and a $10,000 term loan. The credit facility is secured by substantially all of the Company's assets and expires on November 15, 2002. The term loan requires 20 consecutive quarterly payments of $500 plus accrued interest that commenced in May 1998. Borrowings under the facility bear interest, at the Company's option, at the banks' prime rate less 50 basis points or LIBOR plus a spread, and are subject to a commitment fee on the unused portion. Availability on the facilities is the lesser of the total credit commitment or a borrowing base calculation based primarily on the Company's accounts receivable and inventories. At January 29, 2000 and January 30, 1999, the Company had availability of $20.1 million and $23.2 million, respectively, under the credit facility. The facility contains restrictive covenants that require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments. At January 29, 2000 and January 30, 1999, the Company was in compliance with all restrictive covenants.


 (4)       RELATED PARTY TRANSACTIONS

       As of January 29, 2000 and January 30, 1999, notes receivable consist primarily of $2,822 and $2,663, respectively, relating to tax loans provided to certain key executives related to stock issued in lieu of compensation reductions and to former shareholders of the Company in payment of indebtedness at the time of the Company's IPO. Such amounts include accrued interest of $415 and $257, respectively, at a rate of 6.6 percent.


 (5)   FINANCIAL INSTRUMENTS

       The carrying value of cash and cash equivalents, accounts receivable, notes and other receivables, accounts payable, and accrued expenses is considered to approximate their fair value due to their short maturity. The interest rates on debt instruments and notes receivable are considered to approximate market rates, and accordingly, their cost is reflective of fair value.


(6)    INCOME TAXES

       Income tax expense attributable to income from operations is as follows:

                                                     Fiscal Year Ended
                                   -------------------------------------------------
                                   January 29,         January 30,       January 31,
                                      2000                1999              1998
                                     -------             -----             -----
Federal
  Current                            $ 4,012             3,819             4,612
  Deferred                               (25)             (772)              375
                                     -------             -----             -----
                                       3,987             3,047             4,987
State and local
  Current                                520               443               868
  Deferred                                (4)              (40)               64
                                     -------             -----             -----
                                         516               403               932
                                     -------             -----             -----
                                     $ 4,503             3,450             5,919
                                     =======             =====             =====

       The income tax expense differed from the "expected" amount computed by applying the U.S. federal tax rate of 35 percent to pretax income from operations as a result of the following:


                                                      Fiscal Year Ended
                                            ------------------------------------------
                                            January 29,    January 30,    January 31,
                                               2000           1999          1998
                                              ------         -----         -----
Computed "expected" tax expense               $3,941         3,018         5,060
Corporate state and local taxes,
   net of federal benefit                        338           262           606
Other                                            224           170           253
                                              ------         -----         -----
                                              $4,503         3,450         5,919
                                              ======         =====         =====


The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                       January 29,     January 30,
                                                          2000           1999
                                                         -------        -------
Deferred tax assets
    Current
       Inventory capitalization and reserve              $ 2,335          2,112
       Accrued expenses                                      581            579
       Net operating loss carryforward                        34             34
       Other                                               1,162            664
                                                         -------        -------
                                                           4,112          3,389
    Noncurrent
       Equipment, furniture, and leasehold
           improvements basis differences                  1,414          1,472
       Accrued lease obligations                           1,128          1,165
                                                         -------        -------
                                                           2,542          2,637
            Total gross deferred tax assets                6,654          6,026

Noncurrent deferred tax liabilities - goodwill            (1,035)          (885)
                                                         -------        -------

               Net deferred tax asset                    $ 5,619          5,141
                                                         =======        =======

         A net operating loss of $84 from fiscal year ended January 31, 1996 is available to offset future taxable income. The loss carryforward expires in 10 years.

         A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefit will not be realized. In management's opinion, it is more likely that the tax benefits will be realized; consequently, no valuation allowance has been established as of January 29, 2000 and January 30, 1999.

(7)      COMMITMENTS AND CONTINGENCIES

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

                  At January 29, 2000, minimum annual rental commitments under noncancelable leases for the Company as a whole are as follows, for the fiscal year ending:

                               2001                        $  17,130
                               2002                           17,021
                               2003                           15,773
                               2004                           13,218
                               2005                           12,626
                               Thereafter                     46,747
                                                            --------
                                                            $122,515
                                                            ========


                  Rent expense under all operating leases for the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998 was $16,203, $13,006, and $9,311, respectively. These amounts include rent paid to a related party lessor of $1,892, $1,967, and $1,533, respectively.

         (b)      LETTERS OF CREDIT

                  The $50,000 revolving line of credit includes a letter of credit facility totaling $15,000 for use in the normal operations of the business. At January 29, 2000 and January 30, 1999, the Company had outstanding letters of credit issued to various parties aggregating $4,345 and $5,370, respectively.

         (c)      CONTINGENT SUBORDINATED NOTES

                  The Company has two subordinated notes due to a former owner of a retail store acquired in December 1995. Both notes mature on December 31, 2002. Payments are to be made annually to a maximum of $675 and $275, based on the store's profits, as defined. No amounts have been paid or are payable on these notes through January 29, 2000.

         (d)      LITIGATION


                  At January 29, 2000, the Company was a party to certain lawsuits incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's consolidated financial position or results of operations.

         (e)      RETAIL LEASE OBLIGATIONS

                  In connection with the sale of the Company's Ohio retail stores in October 1995, the Company was contingently liable for the retail store lease obligations in the event that the buyer should default on its lease payments. During fiscal 1998, the buyer ceased operation, therefore, the Company recorded a charge of $150,000 representing expected future obligations related to the operation, net of amounts due from the buyer.


(8)      RETIREMENT AND SAVINGS PLAN (DOLLARS AS STATED)

         The Company maintains separate contributory savings plans, under Section 401(k) of the Internal Revenue Code, for its non-union and union employees who meet certain age and service requirements. In early fiscal 1998, the Company amended its
         Section 401(k) plan covering non-union employees. The Company's contribution for the non-union plan is equal to 25 percent of employee contributions up to three percent of employee compensation, with the Company's contributions vesting ratably over five years. The Company contribution to the union plan is equal to 25 percent of the employee contributions, to an annual maximum of $325 in 1999 and $300 in 1998, and vests immediately. Contributions to these plans by the Company have not been material.


(9)      SPECIAL CHARGES

         Special charges for the fiscal year ended January 30, 1999 resulted from the relocation of the Company's retail warehouse and distribution facility to South Plainfield, New Jersey. The charges totaling $1,387 reflect the estimated costs of exiting the former retail warehouse located in Englewood, New Jersey, and related long-lived asset write-offs and employee severance.


(10)     COMPENSATORY PLANS

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

                  The Company applies the intrinsic value method to account for stock based compensation. Accordingly, no compensation expense has been recognized. The following table provides net income and net income per share reduced to the pro forma amounts calculating compensation expense consistent with the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998, respectively: expected volatility of 50 percent for fiscal 1999 and 40 percent for fiscal years 1998 and 1997, risk-free interest rates of 6.7, 5.0 and 6.0 percent, expected lives of 7.7, 8.2 and 9.6 years, and a dividend yield of zero percent for all fiscal years.

                                                        Fiscal Year Ended
                                          --------------------------------------------
                                          January 29,       January 30,   January 31,
                                             2000             1999          1998
                                           ---------        ----------    -----------
Net income
   As reported                             $   6,757          5,173         8,517
   Pro forma                                   6,381          4,907         7,819
Basic net income per share
   As reported                             $    0.74           0.57          0.93
   Pro forma                                    0.70           0.54          0.85
Diluted net income per share
   As reported                             $    0.74           0.57          0.92
   Pro forma                                    0.70           0.54          0.84

                  The above results may not be representative of the effect of the fair value method on net income for future years.

       The following is a summary of option activity for the fiscal years ended January 29, 2000 and January 30, 1999 and related weighted-average exercise price:

                                                       January 29, 2000            January 30, 1999
                                                ----------------------------    -------------------------
                                                              Weighted Avg.                Weighted Avg.
                                                Shares        Exercise Price     Shares   Exercise Price
                                                ------        --------------     ------   --------------

Outstanding at beginning of fiscal year           926,125    $     15.85        748,450    $     16.30
  Granted at market                               271,650           9.04        223,975          15.14
  Exercised                                            --             --         (1,400)         16.00
  Expired or forfeited                            (39,995)         14.37        (44,900)         20.30

                                                ---------    -----------        -------    -----------
Outstanding at end of fiscal year               1,157,780    $     14.30        926,125    $     15.85
                                                =========    ===========        =======    ===========

Options available for grant at end of year        342,220                       573,875
Weighted average fair value of options
  granted during the year                       $    4.77                      $   8.20



                                                         Options Outstanding                        Options Exercisable
                                             ---------------------------------------------  -----------------------------------
                                                             Weighted Avg.
                                            No. of Options     Remaining     Weighted Avg.  No. of Options     Weighted Avg.
                                             Outstanding   Contractual Life  Exercise Price   Exercisable      Exercise Price
                                             -----------   ----------------  --------------   -----------      --------------
Range of exercise prices:
   Fiscal year 1996 grants at $16.00           657,150           6.81         $ 16.00            401,790            $ 16.00
   Fiscal year 1997 grants at $13.87-25.75      31,000           7.67           20.07             12,400              16.83

   Fiscal year 1998 grants at $10.00-17.50     205,880           8.32           15.14             49,176              15.46

   Fiscal year 1999 grants at $9.00-9.63       263,750           9.34            9.04                -                  -
                                             ---------           ----         -------            -------            -------
                                             1,157,780           7.68         $ 14.30            463,366            $ 15.96
                                             =========           ====         =======            =======            =======




                  (b)      RESTRICTED STOCK PLAN

                           The Company's Restricted Stock Plan ("Restricted Stock Plan") was adopted by the Board of Directors and approved by the Company's shareholders effective October 1, 1996. The Restricted Stock Plan relates to 17,567 unvested shares of common stock issued at January 29, 2000. In fiscal 1996, the Company recorded compensation expense, in accordance with the vesting provisions of the Restricted Stock Plan, that represents the difference between the purchase price and the fair value at the grant date as established by an independent appraisal.


(11)     BUSINESS SEGMENT INFORMATION


         The Company's business segments are: retail, wholesale and corporate. Both retail and wholesale purchase quality, frequently brand name, value-oriented consumer products. Retail sells its product through its Odd Job store chain (64 stores at fiscal 1999 year-end) while wholesale sells to retailers, including Odd Job, wholesalers and distributors. Corporate includes shared administrative expenses net of management fee revenue from VCM, Ltd. and other buying commission. Summarized financial information by business segment as of the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998 is as follows:





                                                                                      Capital     Depreciation
                                                     Operating        Total           Expen-           and
                                   Net Sales           Profit        Assets           ditures      Amortization
                                   ---------           ------        ------           -------      ------------
January 29, 2000
  Retail                          $ 203,799             3,643         77,242          10,809          3,622
  Wholesale                          91,246             9,403         55,964             270            508
  Intersegment sales                (10,372)
  Corporate                           -                  (329)        15,895             -            -
                                  ---------            ------        -------           -----          -----
                                  $ 284,673            12,717        149,101          11,079          4,130
                                  =========            ======        =======          ======          =====


January 30, 1999
 Retail                           $ 156,242             3,618         61,984           7,730          2,114
 Wholesale                           90,709             9,600         52,416             425            400
 Intersegment sales                  (9,817)
 Corporate                            -                  (519)        15,354             -              -
 Special charges                      -                (1,387)          -                -              -
                                  ---------            ------        -------           -----          -----
                                  $ 237,134            11,312        129,754           8,155          2,514
                                  =========            ======        =======          ======          =====

January 31, 1998
  Retail                          $ 113,205             5,393         44,598           4,786          1,102
  Wholesale                         107,535            12,821         56,455           1,046            417
  Intersegment sales                (12,414)
  Corporate                           -                (2,173)        12,831             -            -
                                  ---------            ------        -------           -----          -----
                                  $ 208,326            16,041        113,884           5,832          1,519
                                  =========            ======        =======          ======          =====

         Sales to one customer accounted for 14.9 percent of total sales for fiscal year 1997. Corporate operating profit is shown net of VCM Ltd. management fee revenue of $3,370, $3,085 and $1,789 for fiscal years 1999, 1998, and 1997, respectively.

(12)     UNAUDITED QUARTERLY FINANCIAL DATA

         The following is a summary of unaudited quarterly results of operations for the fiscal years ended January 29, 2000, January 30, 1999, and January 31, 1998:


                                                        Quarter
                                        ----------------------------------------
                                        First      Second     Third      Fourth
                                        -------     ------     ------     ------
Year ended January 29, 2000
   Net sales                            $59,307     60,954     67,727     96,685
   Gross profit                          21,131     22,750     25,629     36,458
   Net income                                78         69      1,103      5,507

   Net income per share - basic         $  0.01       0.01       0.12       0.60
   Net income per share - diluted          0.01       0.01       0.12       0.60

Year ended January 30, 1999
   Net sales                            $48,907     53,333     60,324     74,570
   Gross profit                          17,321     19,071     20,856     27,094
   Net income                               922        881         26      3,344
   Net income per share - basic         $  0.10       0.10       0.00       0.37
   Net income per share - diluted          0.10       0.10       0.00       0.37

Year ended January 31, 1998
   Net sales                            $43,128     49,053     48,820     67,325
   Gross profit                          14,844     16,160     17,342     23,534
   Net income                             1,531      2,002      1,558      3,426
   Net income per share - basic         $  0.17       0.22       0.17       0.37
   Net income per share - diluted          0.16       0.22       0.17       0.37


(13)     VCM, LTD.

         On August 3, 1997, the Company commenced operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores, whereby VCM operates the toy, sporting goods, expanded health and beauty care, and other departments for the Value City department store chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's initial investment in VCM, which is accounted for under the equity method, was $9,637. In addition to its 50 percent equity share of VCM's net profit or loss, the Company receives a management fee equal to three percent of net sales. Sales to VCM were $2,861, $3,132, and $4,539 for fiscal years 1999, 1998, and 1997, respectively. The Company recorded an account receivable from VCM of $3,386 and $4,182 at January 29, 2000 and January 30, 1999,
         respectively, representing sales, management fees and invoices paid on behalf of VCM.

(14)     EARNINGS PER SHARE

         The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

                                                 Fiscal Year Ended
                                          ----------------------------------------
                                          January 29,   January 30,    January 31,
                                              2000         1999           1998
                                          ----------    ----------    ----------
NUMERATOR:
Net income available to common
  shareholders used in basic and
  diluted net income per share            $    6,757         5,173         8,517
                                          ==========    ==========    ==========

DENOMINATOR:
Weighted-average number of
   common shares - basic                   9,141,800     9,141,600     9,162,100
Net dilutive effect of stock options          12,900         5,200       103,300
                                          ----------    ----------    ----------

Weighted-average number of
   common shares - diluted                 9,154,700     9,146,800     9,265,400
                                          ==========    ==========    ==========

Net income per share - basic              $     0.74          0.57          0.93
Net income per share - diluted            $     0.74          0.57          0.92

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MAZEL STORES, INC.

                                By: /s/ Reuven D. Dessler
                                    -----------------------------------
                                    Reuven D.  Dessler
                                    Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 17, 2000.

                   Signatures                  Title
                   ----------                  -----

/s/ Reuven D.  Dessler        Chairman and Chief Executive Officer
-----------------------       (Principal Executive Officer) and Director
    Reuven D.  Dessler

/s/ Susan Atkinson             Chief Financial Officer (Principal Financial
----------------------         and Accounting Officer)
     Susan Atkinson

/s/ Charles Bilezikian         Director
----------------------
    Charles Bilezikian

/s/ Brady Churches             Director
----------------------
    Brady Churches

/s/ Phillip Cohen              Director
----------------------
     Phillip Cohen

/s/ Robert Horne               Director
----------------------
     Robert Horne

/s/ Jacob Koval                Director
----------------------
    Jacob Koval

/s/ Ned L. Sherwood            Director
----------------------
     Ned L. Sherwood

/s/ Jerry Sommers              Director
----------------------
     Jerry Sommers

/s/ Mark Miller                Director
----------------------
     Mark Miller

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
---------                        -----------------------

3.1      Amended and Restated Articles of Incorporation*

3.2      Amended and Restated Code of Regulations*

4.1 Asset Based Loan and Security Agreement dated March 10, 1998 by and among the lending institutions and registrant and subsidiaries***

4.2 First Amendment dated August 16, 1999 to Asset Based Loan and Security Agreement

10.1 Amended and Restated Employment Agreement of Reuven Dessler dated September 30, 1996*

10.2 Amended and Restated Employment Agreement of Jacob Koval dated September 30, 1996*

10.3     2000 Employment Agreement of Brady Churches dated February 25, 2000

10.4     2000 Employment Agreement of Jerry Sommers dated February 25, 2000

10.5 Amended and Restated Employment Agreement of Susan Atkinson dated September 30, 1996*

10.6     Amendment to Susan Atkinson Employment Agreement dated February 1,
         1998***

10.7     Second Amendment to Susan Atkinson Employment Agreement dated January
         1, 2000

10.8     1996 Stock Option Plan*

10.9     Restricted Stock Plan*

10.10 Solon, Ohio Facility Lease, dated as of January 1, 1989, including three amendments thereto*

10.11    South Plainfield, New Jersey Facility Lease****

10.12    VCM, Ltd. Agreement dated July 14, 1997**

21       List of Subsidiaries

23       Consent of Independent Auditors

24.1     Powers of Attorney

27       Financial Data Schedule

* Incorporated by reference to exhibit with same exhibit number included in the Registrant's Registration Statement on Form S-1 (File #333-11739) as amended.

** Incorporated by reference to an exhibit included in the Quarterly Statement on Form 10-Q for the quarter ended October 26, 1997.

*** Incorporated by reference to an exhibit included in the Annual Statement on Form 10-K for the fiscal year ended January 31, 1998.

**** Incorporated by reference to an exhibit included in the Annual Statement on Form 10-K for the fiscal year ended January 30, 1999.