Form 10-Q
period 2000-04-29
MAZEL STORES INC
filed 2000-06-13
CIK 1022536

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     April 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597

                               MAZEL STORES, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                       34-1830097
-------------------------------                      --------------------
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

     Common Shares, no par value, outstanding as of May 30, 2000: 9,141,798.


                                     1 of 16

                       MAZEL STORES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                       Page No.

         PART I - FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements (unaudited)

                   Consolidated Balance Sheets as of
                   April 29, 2000 and January 29, 2000 (audited)          4

                   Consolidated Statements of Operations
                   for the thirteen week periods ended
                   April 29, 2000 and May 1, 1999                         5

                   Consolidated Statements of Cash Flows
                   for the thirteen week periods ended
                   April 29, 2000 and May 1, 1999                         6

                   Notes to Consolidated Financial Statements             7

         Item 2.   Management's Discussion and Analysis of Financial      9
                   Condition and Results of Operations


         PART II - OTHER INFORMATION

         Items 1- 6.                                                     15


         Signatures                                                      16


                                     2 of 16

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

The Registrant's Consolidated Financial Statements follow this page.


                                     3 of 16

                               MAZEL STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     April 29,                January 29,
                                                                       2000                       2000
                                                                     ---------                -----------
ASSETS                                                              (Unaudited)

Current assets

     Cash and cash equivalents                                       $   2,892                     2,367
     Receivables, less allowance for doubtful
        accounts of $388 in both periods                                16,811                    14,343
     Inventories                                                        84,769                    70,178
     Prepaid expenses                                                    1,631                     1,584
     Deferred income taxes                                               4,112                     4,112
                                                                     ---------                 ---------
             Total current assets                                      110,215                    92,584

Equipment, furniture, and leasehold improvements, net                   27,515                    25,082
Other assets                                                             3,884                     3,959
Investment in VCM, Ltd.                                                  9,419                     9,687
Notes and accounts receivable-related parties                            3,507                     6,208
Goodwill, net                                                            9,996                    10,074
Deferred income taxes                                                    1,507                     1,507
                                                                     ---------                 ---------

                                                                      $166,043                   149,101
                                                                     =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Current portion of long-term debt                              $    2,017                     2,017
     Accounts payable                                                   26,455                    20,769
     Accrued expenses and other current liabilities                      5,443                     7,646
                                                                     ---------                 ---------
             Total current liabilities                                  33,915                    30,432

Revolving line of credit                                                39,384                    25,542
Long-term debt, net of current portion                                   4,025                     4,524
Other liabilities                                                        3,926                     3,816
                                                                     ---------                 ---------

             Total liabilities                                          81,250                    64,314

Stockholders' equity
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                  --                         --
     Common stock, no par value; 14,000,000 shares authorized;
        9,141,800 shares issued and outstanding in both periods         64,320                    64,320
     Retained earnings                                                  20,473                    20,467
                                                                     ---------                 ---------
             Total stockholders' equity                                 84,793                    84,787

Commitments and contingencies                                        ---------                 ---------
                                                                    $  166,043                   149,101
                                                                    ==========                 =========

          See accompanying notes to consolidated financial statements


                                     4 of 16

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          Thirteen Weeks  Ended
                                                                     ------------------------------
                                                                     April 29,               May 1,
                                                                       2000                   1999
                                                                     ---------              -------

Net sales                                                          $   72,790                59,308
Cost of sales                                                          46,590                38,177
                                                                   ----------             ---------
          Gross profit                                                 26,200                21,131
Selling, general, and administrative expense                           25,080                20,410
                                                                   ----------             ---------
          Operating profit                                              1,120                   721
Other income (expense)
  Interest expense, net                                                  (840)                 (530)
  Other                                                                  (268)                  (61)
                                                                   ----------             ---------
          Income before income taxes                                       12                   130
Income tax expense                                                          6                    52
                                                                   ----------             ---------
          Net income                                               $        6                    78
                                                                   ==========             =========

Net income per share (basic)                                       $     0.00                  0.01
Net income per share (diluted)                                     $     0.00                  0.01

Average shares outstanding (basic)                                  9,141,800             9,141,800
Average shares outstanding (diluted)                                9,169,200             9,147,800


           See accompanying notes to consolidated financial statements


                                     5 of 16

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              Thirteen Weeks Ended
                                                                     -------------------------------------
                                                                       April 29,                   May 1,
                                                                         2000                       1999
                                                                     ----------                  ---------
Cash flows from operating activities
     Net income                                                      $       6                        78
     Adjustments to reconcile net income to net
         cash used in operating activities
            Depreciation and amortization                                1,261                       889
            Equity in net loss from VCM, Ltd.                              268                        61
            Changes in operating assets and liabilities
               Receivables                                              (2,468)                      (47)
               Inventories                                             (14,591)                   (9,879)
               Prepaid expenses                                            (47)                     (905)
               Other assets                                              2,669                     3,583
               Accounts payable                                          5,686                      (657)
               Accrued expenses and other liabilities                   (2,093)                      295
                                                                     ---------                ----------
                   Net cash used in operating activities                (9,309)                   (6,582)
                                                                     ---------                ----------

Cash flows from investing activities
      Capital expenditures                                              (3,478)                   (1,143)
      Cash paid for lease acquisitions                                     (31)                     (225)
                                                                     ---------                ----------
                   Net cash used in investing activities                (3,509)                   (1,368)
                                                                     ---------                ----------

Cash flows from financing activities
      Debt repayments                                                  (11,112)                  (11,854)
      Debt borrowings                                                   24,455                    20,425
                                                                     ---------                ----------
                   Net cash provided by financing activities            13,343                     8,571
                                                                     ---------                ----------

Net increase in cash and cash equivalents                                  525                       621
Cash and cash equivalents at beginning of period                         2,367                     1,668

                                                                     ---------                ----------
Cash and cash equivalents at end of period                           $   2,892                     2,289
                                                                     =========                ==========

Supplemental disclosures
      Cash paid for interest                                         $     815                       413
      Cash paid for income taxes                                     $   1,679                       150
                                                                     =========                ==========

           See accompanying notes to consolidated financial statements



                                     6 of 16

                               MAZEL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THIRTEEN WEEKS ENDED APRIL 29, 2000 AND MAY 1, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  Basis of Presentation

The consolidated financial statements for the thirteen week periods ended April 29, 2000 and May 1, 1999 (fiscal first quarters), respectively, represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

In the opinion of management, this information includes all adjustments that are normal and recurring in nature and necessary to present fairly the results of the interim periods shown in accordance with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

The unaudited interim consolidated financial statements have been prepared using the same accounting principles that were used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 and should be read in conjunction with the consolidated financial statements and the notes thereto.

(2) Investment in VCM, Ltd.

On August 3, 1997, the Company commenced the operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores, whereby VCM operates the toy, sporting goods, and general merchandise departments for the Value City Department Stores chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's original investment in VCM, which is accounted for under the equity method, was $9,637. In addition to its 50 percent equity share of VCM's net profit or loss, the Company receives a management fee equal to three percent of net sales.

                                     7 of 16

(3) Earnings Per Share

The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.


                                                                                        Thirteen Weeks Ended
                                                                                        ---------------------
                                                                                        April 29,      May 1,
                                                                                          2000          1999
                                                                                        ---------      ------
           NUMERATOR:
           Net income available to Common shareholders used
              in basic and diluted net income per share                               $        6           78
           DENOMINATOR:
           Weighted-average number of Common Shares used
              in basic earnings per share                                              9,141,800    9,141,800
           Net dilutive effect of stock options                                           27,400        6,000
                                                                                      ----------    ---------

           Weighted-average number of Common Shares and
              dilutive potential Common Shares used in diluted
              net income per share                                                     9,169,200    9,147,800
                                                                                      ==========    =========

           Basic net income per share                                                     $ 0.00         0.01
           Diluted net income per share                                                   $ 0.00         0.01

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

The Company was founded in 1975 as a wholesaler of closeout merchandise. The Company's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its retail operation, which began with the 1995 acquisition of the 12 store "Odd Job" chain. At the end of the fiscal 2000 first quarter, the Company operated 67 closeout retail stores under the names "Odd Job," "Odd Job Trading," and "Mazel's," including 30 in New York (eight of which are in Manhattan), 23 in New Jersey, six in Pennsylvania, three in Connecticut, three in Ohio, and one each in Delaware and Kentucky.

The growth of the Company's retail operations, coupled with the fiscal 1997 investment in VCM, Ltd., has transformed the Company into a "retailer", with quarterly sales and earnings patterns similar to other retail operations. The Company's retail store expansion plan is to open 16 to 18 stores in fiscal 2000, of which four have been opened to-date.

                                     9 of 16

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The results of operations set forth below describe the Company's retail and wholesale segments and the Company's combined corporate structure.


                                                                       (Dollars in thousands, except per share data)

                                                                     Thirteen Weeks Ended         Thirteen Weeks Ended
                                                                        April 29, 2000                 May 1, 1999
                                                                     --------------------         --------------------

                                                                                 Percent of                     Percent of
                                                                      Amount      Net Sales         Amount      Net Sales
                                                                      ------      ---------         ------      ---------
Net sales

   Retail                                                            $ 47,421       65.15%         $ 39,736       67.00%
   Wholesale                                                           25,369       34.85%           19,572       33.00%
                                                                     --------      ------          --------      ------
                                                                       72,790      100.00%           59,308      100.00%
Gross profit

   Retail                                                              18,869       39.79%           15,645       39.37%
   Wholesale                                                            7,331       28.90%            5,486       28.03%
                                                                     --------      ------          --------      ------
                                                                       26,200       35.99%           21,131       35.63%
Segment operating profit

   Retail                                                              (2,532)      -5.34%             (544)      -1.37%
   Wholesale                                                            3,658       14.42%            1,599        8.16%
   Corporate                                                               (6)      -0.01%             (334)      -0.56%
                                                                     --------      ------          --------      ------
                                                                        1,120        1.54%              721        1.22%

Interest expense, net                                                     840        1.15%              530        0.90%
Other expense, net                                                        268        0.37%               61        0.10%
Income tax expense                                                          6        0.01%               52        0.09%
                                                                     --------      ------          --------      ------
   Net income                                                        $      6        0.01%         $     78        0.13%
                                                                     ========      ======          ========      ======

Net income per share
    Basic                                                            $   0.00                      $   0.01
    Diluted                                                          $   0.00                      $   0.01

                                    10 of 16

RETAIL SEGMENT

Thirteen Weeks 2000 versus Thirteen Weeks 1999 (Fiscal First Quarters)

Net sales for the first quarter 2000 were $47.4 million, compared to $39.7 million for the first quarter 1999, an increase of $7.7 million, or 19.3%. The sales increase resulted from sales in the 17 stores opened during fiscal 1999 and from the three stores opened during first quarter 2000. Comparable store net sales decreased 6.1%, or $2.4 million, on a base of 47 stores.

Gross profit for the fiscal 2000 first quarter was $18.9 million, compared to $15.6 million in first quarter 1999, an increase of $3.2 million, or 20.6%. Gross margin increased to 39.8% in the first quarter 2000, from 39.4% in the first quarter 1999, due primarily to higher initial product mark-up.

Selling, general and administrative expense was $21.4 million for first quarter 2000, compared to $16.2 million in the prior year quarter, an increase of $5.2 million, or 32.2%. Selling, general and administrative expense, as a percentage of net sales, increased to 45.1% in the first quarter 2000, from 40.7% in the first quarter 1999. The increase primarily resulted from a $4.7 million increase in store level expenses and warehouse costs, attributable mostly to the 17 stores opened in 1999 and the three stores opened in first quarter 2000. Store level expenses include new store preopening costs, and totaled $713,000 for first quarter 2000, compared to $43,000 from the prior year quarter. In addition, administrative expenses increased $556,000 due primarily to an increase in support infrastructure related to the Midwest market expansion and increased MIS expenses.

In the fiscal 2000 first quarter, retail reported an operating loss of $2.5 million, compared to an operating loss of $544,000 for first quarter 1999. As a percentage of net sales, operating margin decreased to -5.3%, from -1.4%. This decrease was primarily due to the factors described above.

WHOLESALE SEGMENT

Thirteen Weeks 2000 versus Thirteen Weeks 1999 (Fiscal First Quarters)

Net sales for the fiscal 2000 first quarter were $25.4 million, compared to $19.6 million in the fiscal 1999 first quarter, an increase of $5.8 million, or 29.6%. The increase is attributable to the strong product deal flow in the quarter.

Gross profit for the fiscal 2000 first quarter was $7.3 million, compared to $5.5 million in the fiscal 1999 first quarter, an increase of $1.8 million, or 33.6%. Gross margin increased to 28.9% in the first quarter 2000, from 28.0% in the first quarter 1999. The increase in gross profit was due primarily to the higher sales level, including higher gross margin related to strong deal flow


                                    11 of 16
and higher levels of vendor commission.

Selling, general and administrative expense for the fiscal 2000 first quarter was $3.7 million, compared to $3.9 million in the fiscal 1999 first quarter, a decrease of $214,000, or 5.5%. As a percentage of net sales, selling, general and administrative expense decreased to 14.5% in the first quarter 2000, from 19.9% in the first quarter 1999. The decrease is primarily attributable to positive operating expense leverage on a higher sales base and lower levels of bad debt expense.

Wholesale operating profit increased to $3.7 million in the first quarter of fiscal 2000, from $1.6 million in the first quarter 1999. As a percentage of net sales, operating margin increased to 14.4% in the first quarter 2000, from 8.2% in the comparable 1999 quarter, due to the factors described above.

CORPORATE EXPENSE

Thirteen Weeks 2000 versus Thirteen Weeks 1999 (Fiscal First Quarters)

Corporate expense consists of the cost of senior management and shared administrative resources that are utilized by both segments of the business, and management fee revenue from VCM, Ltd. and other buying commissions. Corporate expense for the fiscal 2000 first quarter was $6,000, compared to $334,000 in the fiscal 1999 first quarter, a decrease of $328,000. The decrease in corporate expense was primarily due to higher management fee revenue from VCM, Ltd. and an increase in buying commission revenue, partially offset by higher levels of professional fees. Corporate expense as a percentage of the Company's total sales was 0.1%for the fiscal 2000 first quarter, comparing to 0.6% for first quarter 1999.

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

On an annual basis, the Company's growth is financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit. The Company maintains a $60.0 million credit facility, comprised of a $50.0 million revolving line of credit and a $10.0 million term loan. The facility expires on November 15, 2002. The term loan requires 20 consecutive


                                    12 of 16
quarterly payments of $500,000 plus accrued interest that commenced in May, 1998. Borrowings under the facility bear interest, at the Company's option, at either the banks' prime rate less 50 basis points or LIBOR plus a spread. Availability on the facility is the lesser of the total credit commitment or a borrowing base calculation based upon the Company's accounts receivable and inventories. The facility contains restrictive covenants that require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments. In May 2000, the Company added a $10.0 million seasonal revolving credit line available from May through December annually.

For the fiscal 2000 first quarter, cash used by consolidated operating activities was $9.3 million, compared to cash used in fiscal 1999 first quarter of $6.6 million. An increase in retail inventory, principally related to the increase in stores in operation, partially offset by an increase in accounts payable, comprised the majority of the cash used in the fiscal 2000 and 1999 first quarters. Cash used in investing activities in the first quarter 2000 increased to $3.5 million from $1.4 million in the same 1999 period. The fiscal 2000 first quarter reflects higher capital expenditures related to additional new store openings and the continuation of the retail warehouse racking and automation project. Cash generated by financing activities was $13.3 million for the fiscal 2000 first quarter, compared to $8.6 million for the 1999 first quarter, and was the result of additional borrowings from the Company's credit facility.

Working capital increased to $76.3 million at the fiscal 2000 first quarter-end, from $62.2 million at fiscal 1999 year-end, primarily the result of an increase in retail inventories. The current ratio was 3.2 to 1 at the 2000 first quarter-end, compared to 3.0 to 1 at fiscal 1999 year-end.

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

During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, " Deferral of Effective Date of SFAS No. 133." This statement delays the required implementation of Accounting for Derivative Instruments and Hedgng Acivities until fiscal quarters or fiscal years beginning after June 15, 2000. SFAS No. 133 is currently not applicable to the Company.


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

                           PART II - OTHER INFORMATION

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

                                       MAZEL STORES, INC.
                                       (Registrant)


  6/13/00                              /s/ Reuven Dessler
-----------                            ---------------------------------------
Date                                   Reuven Dessler
                                       Chairman and Chief Executive Officer

  6/13/00                              /s/ Sue Atkinson
-----------                            ---------------------------------------
Date                                   Sue Atkinson
                                       Senior Vice President -
                                       Chief Financial Officer and Treasurer