Form 10-Q
period 2000-07-29
MAZEL STORES INC
filed 2000-09-12
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             July 29, 2000
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597

                               MAZEL STORES, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                      34-1830097
-------------------------------                    -----------------
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

               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Common Shares, no par value, outstanding as of August 25, 2000: 9,141,798.


                                     1 of 17

                               MAZEL STORES, INC.


                                      INDEX

                                                                                             Page No.
                                                                                             --------
                    PART I - FINANCIAL INFORMATION

         Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets -
                    July 29, 2000 (unaudited) and January 29, 2000                                  4

                    Consolidated Statements of Operations (unaudited) -
                    for the thirteen and twenty-six week periods ended
                    July 29, 2000 and July 31, 1999                                                 5

                    Consolidated Statements of Cash Flows (unaudited) -
                    for the twenty-six week periods ended
                    July 29, 2000 and July 31, 1999                                                 6

                    Notes to Consolidated Financial Statements                                      7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                             9


                    PART II - OTHER INFORMATION

         Item 1-6.                                                                                 16


         Signatures                                                                                17



                                     2 of 17

                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The Registrant's Consolidated Financial Statements follow this page.



                                     3 of 17

                               MAZEL STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      July 29,                 January 29,
                                                                        2000                      2000
                                                                     ---------                 -----------
ASSETS                                                              (Unaudited)
Current assets
     Cash and cash equivalents                                       $   2,943                     2,367
     Receivables, less allowance for doubtful accounts
        of $388 and $370, respectively                                  16,946                    14,343
     Inventories                                                        87,544                    70,178
     Prepaid expenses                                                    2,289                     1,584
     Deferred income taxes                                               4,266                     4,112
                                                                     ---------                 ---------
             Total current assets                                      113,988                    92,584

Equipment, furniture, and leasehold improvements, net                   28,937                    25,082
Other assets                                                             3,721                     3,959
Investment in VCM, Ltd.                                                  9,500                     9,687
Notes and accounts receivable-related parties                            4,270                     6,208
Goodwill, net                                                            9,918                    10,074
Deferred income taxes                                                    1,452                     1,507
                                                                     ---------                 ---------

                                                                     $ 171,786                   149,101
                                                                     =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                               $   2,017                     2,017
     Accounts payable                                                   24,976                    20,769
     Accrued expenses and other current liabilities                      5,434                     7,646
                                                                     ---------                 ---------
             Total current liabilities                                  32,427                    30,432
Revolving line of credit                                                47,571                    25,542
Long-term debt, net of current portion                                   3,517                     4,524
Other liabilities                                                        4,132                     3,816
                                                                     ---------                 ---------
             Total liabilities                                          87,647                    64,314
Stockholders' equity
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                  --                         --
     Common stock, no par value; 14,000,000 shares authorized;
        9,141,800 shares issued and outstanding in both periods         64,320                    64,320
     Retained earnings                                                  19,819                    20,467
                                                                     ---------                 ---------
             Total stockholders' equity                                 84,139                    84,787
                                                                     ---------                 ---------
Commitments and contingencies                                        $ 171,786                   149,101
                                                                     =========                 =========


           See accompanying notes to consolidated financial statements




                                     4 of 17

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                      Thirteen Weeks Ended         Twenty-six Weeks Ended
                                                      --------------------         ----------------------

                                                      July 29,      July 31,       July 29,       July 31,
                                                        2000          1999           2000           1999
                                                     ---------     ----------     ---------      ---------

Net sales                                           $   73,141        60,954        145,931        120,261
Cost of sales                                           46,499        38,204         93,089         76,380
                                                    ----------     ---------      ---------      ---------
     Gross profit                                       26,642        22,750         52,842         43,881
Selling, general and administrative expense             26,728        21,674         51,808         42,084
                                                    ----------     ---------      ---------      ---------
     Operating (loss) profit                               (86)        1,076          1,034          1,797
Interest expense, net                                   (1,110)         (667)        (1,950)        (1,197)
Other income (expense)                                     107          (295)          (161)          (356)
                                                    ----------     ---------      ---------      ---------
     (Loss) income before income taxes                  (1,089)          114         (1,077)           244
Income tax (benefit) expense                              (435)           45           (429)            97
                                                    ----------     ---------      ---------      ---------
     Net (loss) income                              $     (654)           69           (648)           147
                                                    ==========     =========      =========      =========

Net (loss) income per common share:

     Basic                                          $   ( 0.07)         0.01          (0.07)          0.02
     Diluted                                        $    (0.07)         0.01          (0.07)          0.02

Weighted average common shares outstanding:

     Basic                                           9,141,800     9,141,800      9,141,800      9,141,800
     Diluted                                         9,141,800     9,152,000      9,155,500      9,149,900




           See accompanying notes to consolidated financial statements

                                     5 of 17

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                               Twenty-Six Weeks Ended
                                                              -------------------------
                                                                July 29,       July 31,
                                                                  2000           1999
                                                               -----------     --------
Cash flows from operating activities
     Net (loss) income                                        $   (648)           147
     Adjustments to reconcile net (loss) income
         to net cash used in operating activities
            Depreciation and amortization                        2,795          1,851
            Equity in net loss from VCM, Ltd.                      187            356
            Changes in operating assets and liabilities
               Accounts receivable - trade                      (2,332)           772
               Notes and other receivables                        (271)          (205)
               Inventories                                     (17,366)       (14,125)
               Prepaid expenses                                   (705)          (671)
               Other assets                                      1,831          2,893
               Accounts payable                                  4,207         (3,296)
               Accrued expenses and other liabilities           (1,896)            --
                                                              --------       --------
                   Net cash used by operating activities       (14,198)       (12,278)
                                                              --------       --------

Cash flows from investing activities
      Capital expenditures                                      (6,216)        (4,132)
      Cash paid for lease acquisitions                             (32)          (225)
                                                              --------       --------
             Net cash used by investing activities              (6,248)        (4,357)
                                                              --------       --------

Cash flows from financing activities
      Debt repayments                                          (24,203)       (22,566)
      Debt borrowings                                           45,225         39,585
                                                              --------       --------
             Net cash provided by financing activities          21,022         17,019
                                                              --------       --------

Net increase in cash and cash equivalents                          576            384
Cash and cash equivalents at beginning of period                 2,367          1,668
                                                              --------       --------
Cash and cash equivalents at end of period                    $  2,943          2,052
                                                              ========       ========

Supplemental disclosures:
     Cash paid for interest                                   $  1,660          1,129
     Cash paid for taxes                                      $  1,835            981
                                                              ========       ========



           See accompanying notes to consolidated financial statements



                                     6 of 17

                               MAZEL STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
                         JULY 29, 2000 AND JULY 31, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

(1)  Basis of Presentation

The consolidated financial statements for the thirteen week (fiscal second quarter) and twenty-six week (fiscal first half) periods ended July 29, 2000 and July 31, 1999, respectively, represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

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

                                     7 of 17

(3) Earnings Per Share

The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.


                                                               Thirteen Weeks Ended           Twenty-six Weeks Ended
                                                               --------------------           ----------------------
                                                            July 29,         July 31,          July 29,         July 31,
                                                              2000             1999              2000             1999
                                                         ------------      -----------        ----------       ----------
  NUMERATOR:
  Net (loss) income available to common
     shareholders used in basic and diluted
     net (loss) income per share                         $       (654)              69              (648)             147

  DENOMINATOR:
  Weighted-average number of Common Shares
     used in basic earnings per share                       9,141,800        9,141,800         9,141,800        9,141,800
  Net dilutive effect of stock options                          --              10,200            13,700            8,100
                                                         ------------      -----------        ----------       ----------

  Weighted-average number of Common Shares
     and dilutive potential Common Shares used
     in diluted net (loss) income per share                 9,141,800        9,152,000         9,155,500        9,149,900
                                                         ============      ===========        ==========       ==========

  Basic net (loss) income per share                      $      (0.07)            0.01             (0.07)            0.02
  Diluted net (loss) income per share                    $      (0.07)            0.01             (0.07)            0.02



                                     8 of 17

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

The Company was founded in 1975 as a wholesaler of closeout merchandise. The Company's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its retail operation, which began with the 1995 acquisition of the 12 store "Odd Job" chain. At the end of the fiscal 2000 second quarter, the Company operated 73 closeout retail stores under the names "Odd Job," "Odd Job Trading," and "Mazel's," including 31 in New York (nine of which are in Manhattan), 24 in New Jersey, seven in Pennsylvania, five in Ohio, three in Connecticut, and one each in Delaware, Kentucky, and Michigan.

The growth of the Company's retail operations, coupled with the fiscal 1997 investment in VCM, Ltd., has transformed the Company into a "retailer", with quarterly sales and earnings patterns similar to other retail operations. The Company's retail store expansion plan is to open 13 to 15 stores in fiscal 2000, of which nine have been opened as of July 29, 2000.



                                     9 of 17

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The results of operations set forth below describe the Company's retail and wholesale segments and the Company's combined corporate structure.

                               MAZEL STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                      Thirteen Weeks Ended                            Twenty-Six Weeks Ended
                                          ------------------------------------------     ---------------------------------------
                                           July 29,             July 31,                 July 29,              July 31,
                                            2000        %         1999          %          2000         %        1999       %
                                          ------------------------------------------     ---------------------------------------
  Net sales
    Retail                                $ 52,830    72.23%     44,556       73.10%      100,251     68.70%    84,292    70.09%
    Wholesale                               20,311    27.77%     16,398       26.90%       45,680     31.30%    35,969    29.91%
                                         ---------   -------    -------      -------     --------    -------   -------   -------
                                            73,141   100.00%     60,954      100.00%      145,931    100.00%   120,261   100.00%
  Gross profit
    Retail                                  21,268    40.26%     18,233       40.92%       40,137     40.04%    33,878    40.19%
    Wholesale                                5,374    26.46%      4,517       27.55%       12,705     27.81%    10,003    27.81%
                                         ---------   -------    -------      -------     --------    -------   -------   -------
                                            26,642    36.43%     22,750       37.32%       52,842     36.21%    43,881    36.49%
  Segment operating (loss) profit
    Retail                                  (1,574)   (2.98%)       515        1.16%       (4,106)    (4.10%)      (29)   (0.03%)
    Wholesale                                1,442     7.10%        982        5.99%        5,100     11.16%     2,581     7.18%
    Corporate                                   46     0.06%       (421)      (0.69%)          40      0.03%      (755)   (0.63%)
                                         ---------   -------    -------      -------     --------    -------   -------   -------
                                               (86)   (0.12%)     1,076        1.77%        1,034      0.71%     1,797     1.49%

  Interest expense, net                      1,110     1.52%        667        1.10%        1,950      1.34%     1,197     0.99%
  Other (income) expense, net                 (107)   (0.15%)       295        0.48%          161      0.11%       356     0.30%
  Income tax (benefit) expense                (435)   (0.59%)        45        0.07%         (429)    (0.29%)       97     0.08%
                                         ---------   -------    -------      -------     --------    -------   -------   -------
     Net (loss) income                   $    (654)   (0.89%)        69        0.12%         (648)    (0.44%)      147     0.12%
                                         =========   =======    =======      =======     ========    =======   =======   =======

  Net (loss) income per common share:
    Basic                                $   (0.07)                0.01                     (0.07)                0.02
    Diluted                              $   (0.07)                0.01                     (0.07)                0.02




                                    10 of 17

RETAIL SEGMENT

Thirteen Weeks 2000 versus Thirteen Weeks 1999 (Fiscal Second Quarter)

Net sales for the fiscal 2000 second quarter were $52.8 million, compared to $44.6 million for the second quarter 1999, an increase of $8.2 million, or 18.6%. The sales increase resulted from sales in the nine stores opened during the fiscal 1999 second-half and from the nine stores opened during the fiscal 2000 first half. Comparable store net sales decreased 3.3%, or $1.4 million, on a base of 47 stores.

Gross profit for the fiscal 2000 second quarter was $21.3 million, compared to $18.2 million in second quarter 1999, an increase of $3.1 million, or 16.7%. Gross margin decreased to 40.3% in the second quarter 2000, from 40.9% in the second quarter 1999. The decrease in gross margin was due primarily to higher realized product markup being more than offset by higher markdowns and lower vendor allowances.

Selling, general and administrative expense was $22.8 million for second quarter 2000, compared to $17.7 million in the prior year second quarter, an increase of $5.1 million, or 28.9%. Selling, general and administrative expense, as a percentage of net sales, increased to 43.2% in the second quarter 2000, from 39.8% in the second quarter 1999. The increase primarily resulted from a $4.2 million increase in store level expenses, of which $3.4 million resulted from new stores: the nine stores opened in the fiscal 1999 second half and the nine stores opened in fiscal 2000. In comparable stores, store payroll, advertising, and occupancy were higher on a percentage basis due to the lower sales level. Store level expenses include new store preopening costs of $611,000 for second quarter 2000, compared to $875,000 for the prior year second quarter. Warehouse expenses increased $419,000 due to higher operating costs in support of the larger store base, higher rent from an increase in square footage used, and higher depreciation related to the current racking and automation projects. In addition, administrative expenses increased $537,000 due primarily to an increase in store operations personnel and expenses related to the Midwest market expansion, higher costs related to the store personnel training programs, and increased MIS expenses.

In the fiscal 2000 second quarter, retail reported an operating loss of $1.6 million, compared to an operating profit of $515,000 for the second quarter 1999. As a percentage of net sales, operating margin decreased to -3.0%, from 1.2%. This decrease was primarily due to the factors described above.

Twenty-six Weeks 2000 versus Twenty-six Weeks 1999 (Fiscal First Half)

Net sales for the fiscal 2000 first half were $100.3 million, compared to $84.3 million for the fiscal 1999 first half, an increase of $16.0 million, or 18.9%. Sales increases were generated from newer stores: the nine stores opened in fiscal 1999 second half and nine stores opened to-date in fiscal 2000. Comparable store net sales decreased 4.6%, or approximately $3.7 million.

Gross profit for the fiscal 2000 first half was $40.1 million, compared to $33.9 million in the fiscal 1999 first half, an increase of $6.2 million, or 18.5%. Gross margin decreased to 40.0% in the fiscal 2000 first half, from 40.2% in the prior year first half. The decrease in gross margin


                                    11 of 17
was due primarily to higher realized product markup, more than offset by higher markdown levels.

Selling, general and administrative expense was $44.2 million for the fiscal 2000 first half, compared to $33.9 million in the prior year, an increase of $10.3 million, or 30.5%. Selling, general and administrative expense, as a percentage of net sales, increased to 44.1% in the fiscal 2000 first half, from 40.2% in the fiscal 1999 first half. The increase primarily resulted from a $8.6 million increase in store level expenses, of which $7.7 million resulted from new stores: the nine stores opened in the fiscal 1999 second half and the nine stores opened in fiscal 2000. In comparable stores, store payroll, advertising, and occupancy were higher on a percentage basis due to the lower sales level. Warehouse expenses increased $639,000 due to higher operating costs in support of the larger store base, higher rent from an increase in square footage used, and higher depreciation related to the current racking and automation projects. In addition, administrative expenses increased $1.1 million due primarily to an increase in store operations personnel and expenses related to the Midwest market expansion, higher costs related to the store personnel training programs, and increased MIS expenses.

Retail reported an operating loss of $4.1 million for the fiscal 2000 first half, or -4.1% of sales , compared to approximately breakeven for the fiscal 1999 first half. This decrease in retail operating profit was primarily due to the factors described above.

WHOLESALE SEGMENT

Thirteen Weeks 2000 versus Thirteen Weeks 1999 (Fiscal Second Quarter)

Net sales for the fiscal 2000 second quarter were $20.3 million, compared to $16.4 million in the fiscal 1999 second quarter, an increase of $3.9 million, or 23.9%. The increase was due primarily to higher drop-shipped sales reflecting a strong product deal flow.

Gross profit for the fiscal 2000 second quarter was $5.4 million, compared to $4.5 million in the fiscal 1999 second quarter, an increase of $857,000, or 19.0%. Gross margin decreased to 26.5% in the second quarter 2000 from 27.6% in the second quarter 1999, attributable primarily to the typically lower margin drop-ship sales, and lower levels of vendor commission.

Selling, general and administrative expense for the fiscal 2000 second quarter was $3.9 million, compared to $3.5 million in the fiscal 1999 second quarter, an increase of $397,000, or 11.2%. The increase is primarily attributable to increased sales commissions as a result of the higher sales level and higher warehouse expenses. As a percentage of net sales, selling, general and administrative expense decreased to 19.4% in the second quarter 2000, from 21.6% in last year's second quarter.

Wholesale operating profit increased to $1.4 million in the second quarter of fiscal 2000, from $1.0 million in the second quarter 1999. As a percentage of net sales, operating margin increased to 7.1%, from 6.0%, due to the factors described above.


                                    12 of 17

Twenty-six Weeks 2000 versus Twenty-six Weeks 1999 (Fiscal First Half)

Net sales for the fiscal 2000 first half were $45.7 million, compared to $36.0 million in the fiscal 1999 first half, an increase of $9.7 million, or 27.0%. The increase was due primarily to higher drop-shipped sales resulting from a strong product deal flow.

Gross profit for the fiscal 2000 first half was $12.7 million, compared to $10.0 million in the fiscal 1999 first half, an increase of $2.7 million, or 27.0%. The increase in gross profit was due to the higher sales level. Gross margin was unchanged at 27.8%.

Selling, general and administrative expense for the fiscal 2000 first half was $7.6 million, compared to $7.4 million in the fiscal 1999 first half, an increase of $183,000, or 2.5%. The increase is primarily attributable to higher sales commissions due to the higher sales level. As a percentage of net sales, selling, general and administrative expense decreased to 16.6% in the fiscal 2000 first half, from 20.6% in the last year's first half.

Wholesale operating profit increased to $5.1 million in the first half of fiscal 2000, from $2.6 million in the fiscal 1999 first half. As a percentage of net sales, operating margin increased to 11.2%, from 7.2%, due to the factors described above.

CORPORATE

Thirteen Weeks 2000 versus Thirteen Weeks 1999 (Fiscal Second Quarter)

Corporate consists of the cost of senior management and shared administrative resources that are utilized by both segments of the business, management fee revenue from VCM, Ltd., and other buying commissions. For the fiscal 2000 second quarter, corporate income of $46,000 compared to expense of $421,000 in the fiscal 1999 second quarter. Corporate expenses were relatively unchanged, but were offset by higher management fee revenue and third-party buying commissions.

Twenty-six Weeks 2000 versus Twenty-six Weeks 1999 (Fiscal First Half)

Corporate generated income for the fiscal 2000 first half of $40,000, compared to expense of $755,000 in the prior year first half. Corporate expenses were slightly higher in the fiscal 2000 first half reflecting higher professional fee expense, but were offset by increased management fee revenue and third-party buying commissions.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary requirements for capital consist of inventory purchases, expenditures related to new store openings, existing store remodeling, MIS initiatives, and other working capital needs. The Company takes advantage of closeout and other special situation purchasing

                                    13 of 17
opportunities that frequently result in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases. The Company's high level of committed credit allows it to take immediate advantage of special situation purchasing opportunities. Having such credit availability provides the Company with a competitive advantage measured against many of its competitors.

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

For the fiscal 2000 first half, cash used by consolidated operating activities was $14.2 million, compared to cash used in the fiscal 1999 first half of $12.3 million. Changes in operating assets and liabilities for the fiscal 2000 first half include an increase in retail inventory, principally related to the increase in stores in operation, an increase in accounts receivable, related to the higher sales levels in the wholesale operation, partially offset by an increase in accounts payable. For the fiscal 1999 first half, the change in operating assets and liabilities mostly related to increases in both retail and wholesale inventories. Cash used in investing activities in the first half 2000 increased to $6.3 million, from $4.4 million in the same 1999 period, due to higher levels of capital expenditures in support of additional new store openings and the continuation of the retail warehouse racking and automation project. Cash generated by financing activities was $21.0 million for the fiscal 2000 first half, compared to $17.0 million for the 1999 first half, and was the result of additional borrowings from the Company's credit facility.

Working capital increased to $81.6 million at the fiscal 2000 first half-end, from $62.2 million at fiscal 1999 year-end, primarily the result of an increase in retail inventories. The current ratio was 3.5 to 1 at the 2000 first half-end, compared to 3.0 to 1 at fiscal 1999 year-end.

The Company currently anticipates opening four to six new stores over the balance of fiscal 2000. The Company is evaluating the number of new stores that it will open in fiscal 2001. In addition, the Company may consider acquisition opportunities to increase the number of retail stores or to add to its wholesale operation.

                                    14 of 17

SEASONALITY

The Company, with the growth of its retail operations and the retail orientation of the VCM, Ltd. joint venture, has shifted its business mix more toward retail. This shift will effect the net sales and earnings pattern of the Company, with a greater weighting toward the second half of the fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

During 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, " Deferral of Effective Date of SFAS No. 133." This statement delays the required implementation of Accounting for Derivative Instruments and Hedging Activities until fiscal quarters or fiscal years beginning after June 15, 2000. At July 29, 2000, the Company was not involved in any derivative and hedging activities, thus SFAS No. 133 would not have been applicable.

FORWARD LOOKING STATEMENTS

Forward looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: the successful implementation and timing of the Company's retail expansion plans; the ability to purchase quality closeout merchandise; the seasonal nature of the Company's retail operation; and the operating and financial results of the Value City joint venture. Please refer to the Company's subsequent SEC filings under the Securities Exchange Act of 1934, as amended, for further information.

                                    15 of 17

                                     PART II

OTHER INFORMATION

Item 1.               Legal Proceedings
                      None

Item 2.               Changes in Securities
                      None

Item 3.               Default upon Senior Securities
                      None

Item 4.               Submission of matters to a vote of security holders
                      The Company's annual meeting of shareholders was held on May 23, 2000.

At the annual meeting, the Company's shareholders elected Phillip Cohen, Jacob Koval, and Jerry Sommers as Directors whose term expires at the annual meeting of shareholders in 2003. Charles Bilezikian, Brady Churches, and Robert Horne continued as Directors whose term expires at the annual meeting of shareholders in 2001. Reuven Dessler, Ned Sherwood, and Mark Miller continued as Directors whose term expires at the annual meeting of shareholders in 2002. The following tabulation represents the voting for the elected Directors:

                                                              Withheld
                Nominee                         For           Authority
        ----------------------            -------------       ---------
        Phillip Cohen                     8,392,526              40,000
        Jacob Koval                       8,392,526              40,000
        Jerry Sommers                     8,392,526              40,000

At the annual meeting, the Company's shareholder's ratified the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ended February 3, 2001. The holders of 8,438,789 shares of Common Stock voted to ratify the appointment and the holders of 100 shares voted against the ratification. No shares were abstained.

Item 5.               Other Information
                      None

Item 6.               Exhibits and Reports on Form 8K
                      Exhibit 4.3 Second Amendment to Asset Based Loan and Security Agreement dated May 15, 2000
                      Exhibit 27        Financial Data Schedule

                                    16 of 17

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MAZEL STORES, INC.
                                         (Registrant)


9/12/00                                  /s/ Reuven Dessler
---------------                          ----------------------------------
Date                                     Reuven Dessler
                                         Chairman and Chief Executive Officer

9/12/00                                  /s/ Sue Atkinson
---------------                          ----------------------------------
Date                                     Sue Atkinson
                                         Senior Vice President -
                                         Chief Financial Officer and Treasurer

                                    17 of 17