Form 10-Q
period 2000-10-28
MAZEL STORES INC
filed 2000-12-12
CIK 1022536

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         October 28, 2000

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

Common Shares, no par value, outstanding as of November 24, 2000: 9,141,798.


                                    1 of 17

                               MAZEL STORES, INC.


                                      INDEX

                                                                       PAGE NO.
                                                                       --------
           PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets -
           October 28, 2000 (unaudited) and January 29, 2000                  4

           Consolidated Statements of Operations (unaudited) -
           for the thirteen and thirty-nine weeks ended
           October 28, 2000 and October 30, 1999                              5

           Consolidated Statements of Cash Flows (unaudited) -
           for the thirty-nine weeks ended
           October 28, 2000 and October 30, 1999                              6

           Notes to Consolidated Financial Statements                         7

Item 2.    Management's Discussion and Analysis of Financial                  9
           Condition and Results of Operations


           PART II - OTHER INFORMATION

Item 1-6.                                                                    16


Signatures                                                                   17




                                     2 of 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      The Registrant's Consolidated Financial Statements follow this page.












                                     3 of 17

                               MAZEL STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        OCTOBER 28,       JANUARY 29,
                                                                           2000              2000
                                                                        -----------       -----------
                                                                        (UNAUDITED)
ASSETS

Current assets
     Cash and cash equivalents                                            $  3,319            2,367
     Receivables, less allowance for doubtful accounts
        of $388 and $370, respectively                                      18,381           14,343
     Inventories                                                            94,543           70,178
     Prepaid expenses                                                        2,402            1,584
     Deferred income taxes                                                   4,266            4,112
                                                                          --------          -------
             Total current assets                                          122,911           92,584

Equipment, furniture, and leasehold improvements, net                       30,587           25,082
Other assets                                                                 4,048            3,959
Investment in VCM, Ltd.                                                      8,949            9,687
Notes and accounts receivable-related parties                                5,099            6,208
Goodwill, net                                                                9,839           10,074
Deferred income taxes                                                        1,452            1,507
                                                                          --------          -------

                                                                          $182,885          149,101
                                                                          ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                                    $  2,017            2,017
     Accounts payable                                                       38,155           20,769
     Accrued expenses and other current liabilities                          4,467            7,646
                                                                          --------          -------
             Total current liabilities                                      44,639           30,432

Revolving line of credit                                                    49,406           25,542
Long-term debt, net of current portion                                       3,014            4,524
Other liabilities                                                            4,258            3,816
                                                                          --------          -------
             Total liabilities                                             101,317           64,314

Stockholders' equity
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                         --               --
     Common stock, no par value; 14,000,000 shares authorized;
        9,141,800 shares issued and outstanding in both periods             64,320           64,320
     Retained earnings                                                      17,248           20,467
                                                                          --------          -------
             Total stockholders' equity                                     81,568           84,787

Commitments and contingencies                                                   --               --
                                                                          --------          -------
                                                                          $182,885          149,101
                                                                          ========          =======


           See accompanying notes to consolidated financial statements


                                     4 of 17

                               MAZEL STORES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                           THIRTEEN WEEKS ENDED                    THIRTY-NINE WEEKS ENDED
                                                     --------------------------------         -------------------------------
                                                     OCTOBER 28,          OCTOBER 30,         OCTOBER 28,         OCTOBER 30,
                                                        2000                 1999                2000                 1999
                                                     -----------          -----------         -----------         -----------
Net sales                                            $    74,222              67,727             220,153             187,988

Cost of sales                                             47,694              42,098             140,783             118,478
                                                     -----------           ---------           ---------           ---------
     Gross profit                                         26,528              25,629              79,370              69,510

Selling, general and administrative expense               29,030              22,772              80,838              64,856
                                                     -----------           ---------           ---------           ---------

     Operating (loss) profit                              (2,502)              2,857              (1,468)              4,654

Interest expense, net                                     (1,232)               (851)             (3,182)             (2,048)

Other income (expense)                                      (550)               (169)               (711)               (525)
                                                     -----------           ---------           ---------           ---------

     (Loss) income before income taxes                    (4,284)              1,837              (5,361)              2,081

Income tax (benefit) expense                              (1,713)                734              (2,142)                831
                                                     -----------           ---------           ---------           ---------

     Net (loss) income                               $    (2,571)              1,103              (3,219)              1,250
                                                     ===========           =========           =========           =========

Net (loss) income per common share:

     Basic                                           $     (0.28)               0.12               (0.35)               0.14

     Diluted                                         $     (0.28)               0.12               (0.35)               0.14

Weighted average common shares outstanding:

     Basic                                             9,141,800           9,141,800           9,141,800           9,141,800

     Diluted                                           9,141,800           9,150,700           9,141,800           9,150,200







           See accompanying notes to consolidated financial statements


                                     5 of 17

                               MAZEL STORES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                       THIRTY-NINE WEEKS ENDED
                                                                    ----------------------------
                                                                    OCTOBER 28,      OCTOBER 30,
                                                                       2000             1999
                                                                    -----------      -----------
Cash flows from operating activities
     Net (loss) income                                              $ (3,219)            1,250
     Adjustments to reconcile net (loss) income
         to net cash used by operating activities
            Depreciation and amortization                              4,477             2,919
            Equity in net loss from VCM, Ltd.                            738               525
            Changes in operating assets and liabilities
               Accounts receivable - trade                            (3,719)           (4,702)
               Notes and other receivables                              (319)             (165)
               Inventories                                           (24,365)          (22,802)
               Prepaid expenses                                         (818)             (733)
               Other assets                                              511             2,193
               Accounts payable                                       17,386             5,085
               Accrued expenses and other liabilities                 (2,737)            1,039
                                                                    --------           -------
                  Net cash used by operating activities              (12,065)          (15,391)
                                                                    --------           -------

Cash flows from investing activities
      Capital expenditures                                            (9,309)           (7,477)
      Cash paid for lease acquisitions                                   (28)             (225)
                                                                    --------           -------
                  Net cash used by investing activities               (9,337)           (7,702)
                                                                    --------           -------

Cash flows from financing activities
      Debt repayments                                                (40,068)          (33,738)
      Debt borrowings                                                 62,422            57,840
                                                                    --------           -------
                  Net cash provided by financing activities           22,354            24,102
                                                                    --------           -------

Net increase in cash and cash equivalents                                952             1,009
Cash and cash equivalents at beginning of period                       2,367             1,668
                                                                    --------           -------
Cash and cash equivalents at end of period                          $  3,319             2,677
                                                                    ========           =======

Supplemental disclosures:
     Cash paid for interest                                         $  2,776             1,966
     Cash paid for taxes                                            $  2,023             1,601
                                                                    ========           =======



           See accompanying notes to consolidated financial statements



                                     6 of 17

                               MAZEL STORES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
                      OCTOBER 28, 2000 AND OCTOBER 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

(1)  Basis of Presentation

The consolidated financial statements for the thirteen week (fiscal third quarter) and thirty-nine week (fiscal nine-month) periods ended October 28, 2000 and October 30, 1999, respectively, represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

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

(2) Investment in VCM, Ltd.

On August 3, 1997, the Company commenced the operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores, whereby VCM operates the toy, sporting goods, general merchandise, and other departments for the Value City Department Stores chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's original investment in VCM, which is accounted for under the equity method, was $9,637. In addition to its 50 percent equity share of VCM's net profit or loss, the Company receives a management fee equal to three percent of net sales.






                                     7 of 17

(3) Earnings Per Share

The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

                                                            THIRTEEN WEEKS ENDED                  THIRTY-NINE WEEKS ENDED
                                                       -------------------------------        -------------------------------
                                                       OCTOBER 28,         OCTOBER 30,        OCTOBER 28,         OCTOBER 30,
                                                          2000                1999               2000                1999
                                                       -----------         -----------        -----------         -----------
NUMERATOR:

Net (loss) income available to common
   shareholders used in basic and diluted
   net (loss) income per share                        $   (2,571)              1,103              (3,219)              1,250

DENOMINATOR:

Weighted-average number of Common Shares
   used in basic earnings per share                    9,141,800           9,141,800           9,141,800           9,141,800
Net dilutive effect of stock options                          --               8,900                  --               8,400
                                                      ----------           ---------          ----------           ---------

Weighted-average number of Common Shares
   and dilutive potential Common Shares used
   in diluted net (loss) income per share              9,141,800           9,150,700           9,141,800           9,150,200
                                                      ==========           =========           =========           =========

Basic net (loss) income per share                     $    (0.28)               0.12               (0.35)               0.14
Diluted net (loss) income per share                   $    (0.28)               0.12               (0.35)               0.14




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

The Company was founded in 1975 as a wholesaler of closeout merchandise. The Company's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its retail operation, which began with the 1995 acquisition of the 12 store "Odd Job" chain. At the end of the fiscal 2000 third quarter, the Company operated 76 closeout retail stores under the names "Odd Job," "Odd Job Trading," and "Mazel's," including 31 in New York (nine of which are in Manhattan), 24 in New Jersey, seven each in Pennsylvania and Ohio, three in Connecticut, two in Michigan, and one each in Delaware and Kentucky. The Company has opened three additional stores in the fiscal 2000 fourth quarter. With these recent additions, the Company has completed its fiscal 2000 store expansion program by opening 15 new stores, and operates 79 stores in total.

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

                               MAZEL STORES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                THIRTEEN WEEKS ENDED                              THIRTY-NINE WEEKS ENDED
                                   ----------------------------------------------    ----------------------------------------------
                                   October 28,              October 30,              October 28,              October 30,
                                       2000          %         1999          %          2000           %          1999         %
                                   ----------------------------------------------    ----------------------------------------------
Net sales
  Retail                             $52,305       70.47%      45,696      67.47%      152,556       69.30%      129,988     69.15%
  Wholesale                           21,917       29.53%      22,031      32.53%       67,597       30.70%       58,000     30.85%
                                     -------      ------       ------     ------       -------      ------       -------    ------
                                      74,222      100.00%      67,727     100.00%      220,153      100.00%      187,988    100.00%
Gross profit
  Retail                              20,463       39.12%      19,134      41.87%       60,600       39.72%       53,012     40.78%
  Wholesale                            6,065       27.67%       6,495      29.48%       18,770       27.77%       16,498     28.44%
                                     -------      ------       ------     ------       -------      ------       -------    ------
                                      26,528       35.74%      25,629      37.84%       79,370       36.05%       69,510     36.98%
Segment operating (loss) profit
  Retail                              (4,110)      (7.86%)        (57)     (0.12%)      (8,216)      (5.39%)         (86)    (0.07%)
  Wholesale                            2,081        9.49%       3,131      14.21%        7,181       10.62%        5,712      9.85%
  Corporate                             (473)      (0.63%)       (217)     (0.32%)        (433)      (0.19%)        (972)    (0.52%)
                                     -------      ------       ------     ------       -------      ------       -------    ------
                                      (2,502)      (3.37%)      2,857       4.22%       (1,468)      (0.67%)       4,654      2.48%

Interest expense, net                  1,232        1.66%         851       1.26%        3,182        1.45%        2,048      1.09%
Other (income) expense, net              550        0.74%         169       0.25%          711        0.32%          525      0.28%
Income tax (benefit) expense          (1,713)      (2.31%)        734       1.08%       (2,142)      (0.97%)         831      0.44%
                                     -------      ------       ------     ------       -------      ------       -------    ------
  Net (loss) income                  $(2,571)      (3.46%)      1,103       1.63%       (3,219)      (1.46%)       1,250      0.66%
                                     =======      ======       ======     ======       =======      ======       =======    ======

Net (loss) income per common share:
  Basic                              $ (0.28)                    0.12                    (0.35)                     0.14
  Diluted                            $ (0.28)                    0.12                    (0.35)                     0.14




                                    10 of 17

RETAIL SEGMENT

Thirteen Weeks 2000 versus Thirteen Weeks 1999 (Fiscal Third Quarter)

Net sales for the fiscal 2000 third quarter were $52.3 million, compared to $45.7 million for the third quarter 1999, an increase of $6.6 million, or 14.5%. The sales increase resulted from sales in the five stores opened during the fiscal 1999 fourth quarter and from the 12 stores opened during the fiscal 2000 nine months. Comparable store net sales decreased 4.7%, or $1.9 million, on a base of 47 stores.

Gross profit for the fiscal 2000 third quarter was $20.5 million, compared to $19.1 million in third quarter 1999, an increase of $1.4 million, or 6.9%. Gross margin decreased to 39.1% in the third quarter 2000, from 41.9% in the third quarter 1999. The decrease in gross margin was due primarily to higher markdowns and lower vendor allowances.

Selling, general and administrative expense was $24.6 million for third quarter 2000, compared to $19.2 million in the prior year third quarter, an increase of $5.4 million, or 28.0%. Selling, general and administrative expense, as a percentage of net sales, increased to 47.0% in the third quarter 2000, from 42.0% in the third quarter 1999. The dollar increase primarily resulted from a $4.2 million rise in store level expenses, of which $3.0 million resulted from an increase in the number of stores in operation (the 17 stores opened in fiscal 1999 and the 13 stores opened in fiscal 2000). In comparable stores, store level expense increased $1.2 million, comprised of higher store payroll, advertising, and occupancy costs. Store level expenses include new store preopening costs of $525,000 for third quarter 2000, compared to $1.1 million for the prior year third quarter. Warehouse expenses increased $487,000 due to an increase in case thruput and higher occupancy costs, specifically rent, and depreciation related to the completed automation project. In addition, administrative expenses increased $743,000 due primarily to an increase in store operations personnel and expenses related to the Midwest market expansion, higher costs related to the store personnel training programs, and increased MIS expenses.

In the fiscal 2000 third quarter, the retail segment reported an operating loss of $4.1 million, compared to an operating loss of $57,000 for the third quarter 1999. As a percentage of net sales, operating margin decreased to -7.9%, from -0.1%. This decrease was primarily due to the factors described above.

Thirty-nine Weeks 2000 versus Thirty-nine Weeks 1999 (Fiscal Nine Months)

Net sales for the fiscal 2000 nine months were $152.6 million, compared to $130.0 million for the fiscal 1999 nine months, an increase of $22.6 million, or 17.4%. The sales increase reflects the greater number of stores in operation: the five stores opened in fiscal 1999 fourth quarter and 12 stores opened in the first nine-months of fiscal 2000. Comparable store net sales decreased 4.7%, or approximately $5.6 million, on a base of 47 stores.



                                    11 of 17

Gross profit for the fiscal 2000 nine months was $60.6 million, compared to $53.0 million in the fiscal 1999 nine months, an increase of $7.6 million, or 14.3%. Gross margin decreased to 39.7% in the fiscal 2000 nine months, from 40.8% in the prior year nine months. The decrease in gross margin was due primarily to higher markdowns and lower vendor allowances.

Selling, general and administrative expense was $68.8 million for the fiscal 2000 nine months, compared to $53.1 million in the same prior year period, an increase of $15.7 million, or 29.6%. Selling, general and administrative expense, as a percentage of net sales, increased to 45.1% in the fiscal 2000 nine months, from 40.8% in the fiscal 1999 nine months. The dollar increase primarily resulted from a $12.8 million rise in store level expenses, of which $10.7 million resulted from the higher number of stores in operation. In comparable stores, store level expenses increased $2.1 million, comprised of higher store payroll, advertising, and occupancy costs. Warehouse expenses increased $1.1 million due to an increase in case thruput and higher occupancy costs, specifically rent, and depreciation related to the completed automation project. In addition, administrative expenses increased $1.8 million due primarily to an increase in store operations personnel and expenses related to the Midwest market expansion, higher costs related to the store personnel training programs, and increased MIS expenses.

Retail reported an operating loss of $8.2 million for the fiscal 2000 nine months, compared to an operating loss of $86,000 for the same period in fiscal 1999. As a percentage of net sales, operating margin decreased to -5.4%, from -0.1%. This decrease was primarily due to the factors described above.

WHOLESALE SEGMENT

Thirteen Weeks 2000 versus Thirteen Weeks 1999 (Fiscal Third Quarter)

Net sales for the fiscal 2000 third quarter were $21.9 million, compared to $22.0 million in the fiscal 1999 third quarter, a decrease of $114,000.

Gross profit for the fiscal 2000 third quarter was $6.1 million, compared to $6.5 million in the fiscal 1999 third quarter, a decrease of $430,000, or 6.6%. Gross margin decreased to 27.7% in the third quarter 2000 from 29.5% in the third quarter 1999, attributable to lower realized margins on drop-ship sales.

Selling, general and administrative expense for the fiscal 2000 third quarter was $4.0 million, compared to $3.4 million in the fiscal 1999 third quarter, an increase of $620,000, or 18.4%. The increase is primarily attributable to higher sales commissions, higher warehouse expenses, and higher general administrative expenses. As a percentage of net sales, selling, general and administrative expense increased to 18.2% in the third quarter 2000, from 15.3% in last year's third quarter.




                                    12 of 17

Wholesale operating profit decreased to $2.1 million in the third quarter of fiscal 2000, from $3.1 million in the third quarter 1999. As a percentage of net sales, operating margin decreased to 9.5%, from 14.2%, due to the factors described above.

Thirty-nine Weeks 2000 versus Thirty-nine Weeks 1999 (Fiscal Nine Months)

Net sales for the fiscal 2000 nine months were $67.6 million, compared to $58.0 million in the fiscal 1999 nine months, an increase of $9.6 million, or 16.5%. The increase was due primarily to higher drop-shipped sales.

Gross profit for the fiscal 2000 nine months was $18.8 million, compared to $16.5 million in the fiscal 1999 nine months, an increase of $2.3 million, or 13.8%. The increase in gross profit reflects the higher sales level, however; gross margin decreased to 27.8% from 28.4% reflecting a higher mix of typically lower margin drop-ship sales.

Selling, general and administrative expense for the fiscal 2000 nine months was $11.6 million, compared to $10.8 million in the fiscal 1999 nine months, an increase of $803,000, or 7.4%. The increase is primarily attributable to higher sales commissions due to the higher sales level, higher warehouse expenses, and higher general administration expenses. Warehouse expense should decrease in fiscal 2001 due to the non-renewal of a lease on a secondary warehouse facility. As a percentage of net sales, selling, general and administrative expense decreased to 17.1% in the fiscal 2000 nine months, from 18.6% in the last year's nine months.

Wholesale operating profit increased to $7.2 million in the nine months of fiscal 2000, from $5.7 million in the fiscal 1999 nine months. As a percentage of net sales, operating margin increased to 10.6%, from 9.8%, due to the factors described above.

CORPORATE

Thirteen Weeks 2000 versus Thirteen Weeks 1999 (Fiscal Third Quarter)

Corporate consists of the cost of senior management and shared administrative resources that are utilized by both segments of the business, offset by the income generated by the management fee revenue from VCM, Ltd., and other buying commissions. For the fiscal 2000 third quarter, corporate expense of $473,000 compared to expense of $217,000 in the fiscal 1999 third quarter. Corporate expenses increased $370,000 due primarily to increased professional and other fees and expenses. Management fee revenue increased $114,000 due to higher sales levels of VCM, Ltd.

Thirty-nine Weeks 2000 versus Thirty-nine Weeks 1999 (Fiscal Nine Months)

Corporate expense for the fiscal 2000 nine months was $433,000, compared to $972,000 in the




                                    13 of 17
prior year nine months. The decrease in corporate expense was due to higher management fee revenue and third-party buying commissions, partially offset by increased professional and other fees and expenses.

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

On an annual basis, the Company's growth is financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit. The Company maintains a $60.0 million credit facility, comprised of a $50.0 million revolving line of credit and a $10.0 million term loan. The facility expires on November 15, 2002. The term loan requires 20 consecutive quarterly payments of $500,000 plus accrued interest that commenced in May 1998. Borrowings under the facility bear interest, at the Company's option, at either the banks' prime rate less 50 basis points or LIBOR plus a spread. Availability on the facility is the lesser of the total credit commitment or a borrowing base calculation based upon the Company's accounts receivable and inventories. The facility contains restrictive covenants that require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments. While the Company was in compliance with all restrictive covenants at the end of the fiscal 2000 third quarter. The Company is planning to record a non- recurring pre-tax charge of $12 to $15 million, and as a consequence, expects to not be in compliance with certain restrictive covenants at the end of fiscal 2000 (February 3, 2000). The Company has commenced negotiations with its current bank syndicate with respect to obtaining a waiver for such restrictive covenants. In May 2000, the Company added a $10.0 million seasonal revolving credit line available from May through December annually.

For the fiscal 2000 nine-months, cash used by consolidated operating activities was $12.1 million, compared to cash used in the fiscal 1999 nine-months of $15.4 million. Changes in operating assets and liabilities for both the fiscal 2000 and fiscal 1999 nine-month periods include an increase in retail inventory, principally related to the increase in stores in operation, an increase in accounts receivable related to the higher sales levels and the timing of sales in the wholesale operation, partially offset by an increase in accounts payable. Cash used in investing activities in the fiscal 2000 nine months increased to $9.3 million, from $7.7 million in the same 1999 period, due to higher levels of capital expenditures in support of additional new store



                                    14 of 17
openings and the continuation of the retail warehouse racking and automation project. Cash generated by financing activities was $22.4 million for the fiscal 2000 nine months, compared to $24.1 million for the 1999 nine months, and was the result of additional borrowings from the Company's credit facility.

Working capital increased to $78.3 million at October 28, 2000, from $62.2 million at fiscal 1999 year-end, primarily the result of an increase in retail inventories and offset by an increase in accounts payable. The current ratio was
2.8 to 1 at October 28, 2000, compared to 3.0 to 1 at fiscal 1999 year-end.

The Company has announced its plan to not open any new retail locations in fiscal 2001. However, the Company will consider opportunistic acquisitions to increase the number of retail stores or to add to its wholesale operation.

SEASONALITY

The Company, with the growth of its retail operations and the retail orientation of the VCM, Ltd. joint venture, has shifted its business mix more toward retail. This shift will effect the net sales and earnings pattern of the Company, with a greater weighting toward the second half of the fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Derivative Instruments and Hedging Activities an Amendment of SFAS No. 133." At October 28, 2000, the Company was not involved in any derivative and hedging activities, thus SFAS No. 138 would not have been applicable.

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

Item 1.               Legal Proceedings
                      None

Item 2.               Changes in Securities
                      None

Item 3.               Default upon Senior Securities
                      None

Item 4.               Submission of matters to a vote of security holders
                      None

Item 5.               Other Information

On November 22, 2000, the Company hosted a conference call with analysts, shareholders, and other individuals. During the conference call, the Company announced it expectation to record a non-recurring pre-tax charge of $12 to $15 million ($0.78 to $1.00 per share, after tax) in the fiscal 2000 fourth quarter that will reflect inventory realignment and other costs. The Company also announced that it has retained Mr. Ron Abreu to assist in developing its strategic plan.

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

                                           MAZEL STORES, INC.
                                           (Registrant)


    12/12/00                               /S/ REUVEN DESSLER
----------------                           -------------------------------------
Date                                       Reuven Dessler
                                           Chairman and Chief Executive Officer

    12/12/00                               /S/ SUE ATKINSON
----------------                           -------------------------------------
Date                                       Sue Atkinson
                                           Senior Vice President -
                                           Chief Financial Officer and Treasurer





                                    17 of 17