Form 10-K
period 2001-02-03
MAZEL STORES INC
filed 2001-05-04
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended: February 3, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597

                               MAZEL STORES, INC.
                          ---------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                            34-1830097
--------------------------------                  -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $7,703,906 at April 30, 2001. The number of common shares outstanding at April 30, 2001 was 9,141,798.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be mailed to stockholders in connection with the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Mazel Stores, Inc. (the "Company") consists of two complementary operations: (i) a major regional closeout retail business; and (ii) the nation's largest closeout wholesale business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer. At February 3, 2001 (fiscal 2000 year-end), the Company operated a chain of 79 closeout retail stores in New York, New Jersey, Pennsylvania, Connecticut, Delaware, Ohio, Michigan, and Kentucky. The Company had fiscal 2000 sales of $328.5 million, including retail sales of $239.7 million and wholesale sales of $88.8 million.

         The Company was founded in 1975 as a wholesaler of closeout merchandise. Management's business strategy has expanded from a primary focus on wholesale operations to an emphasis on growth of its Odd Job stores, a chain founded in 1974, and the initial 12 of which were acquired by the Company in 1995. The Company's long-term strategic goal is to establish itself as the leading closeout retailer in its Northeast, Mid-Atlantic and Midwest markets.

         The Company believes that the combination of its wholesale and retail operations have provided significant synergies that have enabled the Company to expand its retail operation and increase sales of both the wholesale and retail operations.

INDUSTRY OVERVIEW

         Closeout retailing is an important segment of the retailing industry in the United States. Closeout retailers and wholesalers provide a valuable service to manufacturers by purchasing excess products. Closeout merchandisers also take advantage of generally lower prices in the off-season by buying and warehousing seasonal merchandise for future sale. As a result of acquiring merchandise at a deeper discount, closeout merchandisers can offer merchandise at prices significantly lower than those offered by traditional retailers and wholesalers.

         The closeout sector has benefitted from several industry trends. Consolidation in the retail industry and the expansion of just-in-time inventory requirements have generally had the effect of shifting inventory risk from retailers to manufacturers. In addition, a trend toward shorter product cycles, particularly in the consumer goods sector, has increased the frequency of new product and new product packaging introductions. These factors have increased the reliance of manufacturers on closeout retailers and wholesalers like the Company, who frequently are able to purchase larger quantities of excess inventory and successfully control the distribution of such goods.

RETAIL OPERATIONS

         General. The Company's chain of 79 retail stores as of February 3, 2001 operate under the names "Odd Job," "Odd Job Trading" and "Mazel's" and are located in New York (31, including 9 in Manhattan), New Jersey (24), Ohio (8), Pennsylvania (7), Michigan (4), Connecticut (3), Delaware (1), and Kentucky (1). The retail stores generated sales of $239.7 million in fiscal 2000.

         Merchandising and Marketing. The Company believes that its customers are attracted to its stores principally because of the availability of a large assortment of quality consumer items, which are frequently brand-name, at attractive prices. The Company offers certain general categories of merchandise on a continual basis, although specific lines, products and manufacturers change continuously. Inventories depend primarily on the types of merchandise that the Company is able to acquire at any given time. The Company believes that this changing variety of merchandise from one day to the next results in customers shopping at the stores more frequently than they might otherwise. The Company refers to such frequent shoppers as "treasure hunters" due to their regular visits to the Company's stores in an effort to seek out bargains. The Company's stores offer substantial savings on housewares, domestics, cards and stationery, books, candles, party supplies, health and beauty aids, food, toys, hardware, giftware, electronics and garden supplies. Brands carried by the Company's stores may include, at any given time, Enesco, American Greetings, Sunbeam, Keebler, M&M Mars, Mattel, Mikasa, Newell/Rubbermaid and Sony. In addition, the Company has increased the breadth and quality of its seasonal merchandise and has sought to promote these items through in-store displays designed around specific holidays.

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

         Management believes the presentation of its merchandise is critical to communicating value and quality to its customers. The Company uses a variety of adaptable merchandising fixtures and displays that add flexibility in the presentation of a changing merchandise mix. Some merchandise is displayed in its initial packaging, stacked floor-to-ceiling. A message board appears in every store, indicating both new arrivals and coming merchandise, in an effort to appeal to the "treasure hunters." The Company relies on attractive exterior signage and in-store merchandising as primary forms of advertising. The Company's print advertising program uses mailers, in-paper ads, and circulars, on a periodic basis, to promote up to 40 value-oriented and easily recognizable items. As a result of its merchandise mix, visual merchandising methods and high-traffic store locations, the retail operation's average inventory turn rate is approximately 3.1 per year.

         Purchasing. The Company believes that the primary factor contributing to the success of its business is its ability to locate and take advantage of opportunities to purchase large quantities of quality brand-name merchandise at prices that allow the Company to resell the merchandise at prices that are substantially below traditional retail prices. Its retail operations maintain a buying staff in Columbus, Ohio, New York City, and South Plainfield, New Jersey. The retail buyers work closely with the wholesale buyers to identify the most attractive closeout purchasing opportunities available. Synergies created through the combined buying power and expertise of the retail and wholesale purchasing staffs enable the Company to identify and purchase large quantities of quality, brand-name closeout merchandise and then sell the merchandise through its retail stores, its wholesale distribution channels or both. The Company believes the combined wholesale and retail operations enable the retail buying staff to broaden the scope and the quantities of quality merchandise that it purchases and offer better value to its customers. The Company's retail buyers purchase merchandise from approximately 2,000 suppliers throughout the world.

         Store Operations. Each store is staffed with section managers who have primary responsibility for helping customers and monitoring sales floor inventory in several merchandise categories. Section managers continually replenish the shelves, communicate information as to fast-selling items to store managers and identify slow-moving products for clearance. Each store has between six and 14 check-out stations and provides sales personnel for customer assistance. Sales are primarily for cash and personal checks, although credit cards are accepted. The Company's Manhattan stores offer free daily storage that enables customers to pick up items purchased during the day on their way home from work, and UPS shipment for larger purchases. The Company's stores have seven day-a-week operations and have extended weekend hours. The Company has created an infrastructure consisting of Regional Vice Presidents and District Managers each responsible for the operations of approximately 12 stores, reporting directly to the Director-Store Operations.

         Store Locations. The Company's 70 suburban stores at February 3, 2001 are located in strip shopping centers. The nine Manhattan stores are located in high-traffic urban corridors (i.e. near Grand Central Station, Rockefeller Center, Port Authority, Wall Street, Penn Station, Empire State Building, City Hall Park, Union Square, and across from Bloomingdales) that provide access to large numbers of commuters. As a result, the Manhattan stores generate higher sales volumes during the work week. The Company's suburban stores are generally near a major highway or thoroughfare, making them easily accessible to customers. The suburban stores generate higher sales volumes during the weekends. The Company attempts to tailor its merchandising and marketing strategies to respond to the differences in its urban and suburban stores. The Company's stores range in size from 6,500 to 30,000 square feet. On average, approximately 65% of the area of each store represents selling space. All of the stores are located in leased facilities.

         The Company opened 15 new stores during fiscal 2000. The Company will not open new stores in fiscal 2001, but is continually evaluating future expansion plans. These plans will consider new stores in the Northeast, Mid-Atlantic, and Midwest markets, which are serviceable from the Company's South Plainfield, New Jersey warehouse and distribution facility and other warehouse facilities used on an as needed basis. Stores may be opened in other geographic areas if favorable conditions exist.

         In choosing specific sites for expansion, the Company considers numerous factors including demographics, traffic patterns, location of competitors, rent costs in relation to current market, and overall retail activity. The Company's standards for evaluating these factors are flexible and are based on the nature of the market. The Company will seek to expand in both suburban and urban markets. Due to its broader selection of closeout merchandise than other closeout retailers, the Company seeks high volume regional centers with a strong anchor tenant.

         The Company has historically sought existing structures which it can refurbish in a manner consistent with its merchandising concept. This strategy, which typically requires minimal leasehold improvements by the Company, enables the Company to open stores in new locations generally within six to twelve weeks following occupancy of the space.

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

         The majority of the Company's retail inventory is shipped directly from suppliers to the Company's South Plainfield, New Jersey warehouse and distribution facility. Since the South Plainfield, New Jersey warehouse and distribution facility maintains back-up inventory and provides deliveries several times per week to each store, in-store inventory requirements are reduced and the Company is able to operate with smaller stores. Off-hours stocking is utilized to support the store's inventory turnover, particularly during the busy fourth quarter. The Company's inventory is delivered to the stores by a contract carrier, as well as by direct vendor shipments.

         During fiscal 1999, the Company commenced an automation initiative at the South Plainfield warehouse and distribution facility. The first phase of the project was to install product storage racking. This phase was complete by fiscal 1999 year-end. The second phase was the installation of a computerized conveyor system, that was completed in fiscal 2000. The combination of the racking and conveyor have and will continue to increase the facility's productivity and reduce its operating costs.

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

WHOLESALE OPERATIONS

         General. The Company is the nation's largest wholesaler of closeout merchandise, with fiscal 2000 sales of $88.8 million. The Company's wholesale operations purchase and resell many of the same lines of merchandise sold through the Company's retail operations. The wholesale operations acquire closeout merchandise at prices substantially below traditional wholesale prices and sell such merchandise through a variety of channels. In general, the Company does not have long-term or exclusive arrangements with any manufacturer or supplier for the wholesale distribution of specified products. Rather, the Company's wholesale inventory, like its retail inventory, consists primarily of merchandise obtained through specific purchase opportunities.

         Purchasing. The Company's wholesale buyers purchase merchandise from approximately 1,000 suppliers throughout the world and continually seek opportunities created by manufacturers and other closeout circumstances, such as packaging changes, the overstock inventory of wholesalers and retailers, buybacks, receiverships, bankruptcies and financially distressed businesses. The Company's experience and expertise in buying merchandise from such suppliers has enabled it to develop relationships with many manufacturers and wholesalers who offer some or all of their closeout merchandise to the Company prior to attempting to dispose of it through other channels. By selling their inventories to the Company, suppliers can reduce warehouse expenses and avoid the sale of products at concessionary prices through their normal distribution channels. In addition to closeout merchandise purchased from suppliers, approximately 30% and 38%, respectively, of the Company's wholesale purchases for fiscal years 2000 and 1999 consisted of selected items manufactured to the Company's specifications by domestic and foreign suppliers.

         The Company's primary sources of merchandise are manufacturers, barter agents, distributors and retailers. The Company accommodates the needs of its vendors by (i) making rapid purchasing decisions; (ii) taking immediate delivery of large quantities of closeout merchandise; (iii) purchasing the entire product assortment offered by a particular vendor; (iv) minimizing disruption to the supplier's ordinary distribution channels; and (v) making prompt and reliable payments. The Company believes that its flexibility and expertise has established the Company as a preferred customer of many key sources of closeout merchandise. In many cases, the Company has developed valuable sources from which it obtains certain lines of merchandise on a continuing basis.

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

         Sales and Marketing. The Company maintains a direct sales force of 10 people in its wholesale operations and also sells its merchandise through eight independent representatives. In addition to a showroom at its Solon, Ohio facility, the Company and its representatives maintain showrooms in New York City, Columbus, Chicago, and Boston. The Company sells to approximately 2,000 wholesale customers, which include a wide range of major regional and national retailers as well as smaller retailers and other wholesalers and distributors. No customer accounted for more than 10% of total sales in fiscal years 2000 or 1999.

         Warehousing and Distribution. The Company conducts its wholesale operations primarily from a 740,000 square foot leased warehouse and distribution facility in Solon, Ohio. During fiscal 2000, the Company operated a 113,000 square foot secondary leased facility in Solon, Ohio. The lease on this secondary storage facility expired in March 2001. In addition, the Company leases space at public warehouses on an as needed basis. Generally, the Company does not have a prospective customer prior to purchasing merchandise, although in some cases a customer willing to purchase part or all of the goods will be found immediately prior to, or soon after, a purchase. In the latter case, the Company attempts, whenever possible, to drop ship the goods directly to the customer from the point of purchase. In other cases, the Company ships the merchandise to its warehouse and distribution facility via back haulers and common carriers. Approximately 70% and 78% of the Company's wholesale sales in fiscal years 2000 and 1999, respectively, were of merchandise shipped through its warehouse and distribution facility, with the remainder drop shipped directly to customers.

VALUE CITY JOINT VENTURE

         On August 3, 1997, the Company commenced operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores, Inc. VCM operates the toy, sporting goods, health and beauty care, and other departments in the Value City department store chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's initial investment in VCM was $9,637,000. In addition to its 50 percent share of VCM's net profit or loss, the Company receives a management fee equal to three percent of VCM's net sales.

MANAGEMENT INFORMATION SYSTEMS

         The Company's retail and wholesale operations are supported by an IBM AS400-based computer system. The system utilizes proprietary software that allows the Company to monitor and integrate its distribution, order entry, showroom, product management, purchasing, inventory control, shipping, and accounts receivable systems. The Company uses a vendor purchased general ledger accounting system. During fiscal 2000, the Company's completed the installation of its vendor purchased retail purchasing and perpetual inventory systems. The Company has installed radio frequency equipment in its wholesale warehouse and showrooms to expedite order processing. Also during fiscal 2000, the Company developed a digital image catalog of its wholesale inventory to assist and expedite the sales process.

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

EMPLOYEES

         At February 3, 2001, the Company had 2,283 employees. Retail employees included 2,019 in direct retail and warehouse operations, and 93 in support operations. Wholesale employees included 159 in direct wholesale, support and warehouse operations. Corporate employees included 12 in general management and administrative positions. The Company considers its relationship with its employees to be good. Approximately 75 of the Company's Solon, Ohio hourly warehouse employees are subject to a five-year collective bargaining agreement that expires on December 31, 2004. Approximately 133 of the warehouse employees in South Plainfield, New Jersey, are subject to a 48-month collective bargaining agreement that expires on January 28, 2005. The Company is not a party to any other labor agreements.


ITEM 2. PROPERTIES

         The Company leases its office and warehouse and distribution facility in Solon, Ohio from a corporation in which certain of the Company's executive officers are minority owners. The Company currently occupies approximately 740,000 square feet at such facility, of which approximately 22,000 square feet is used as office and showroom space and the remainder of which is used as warehouse space for the Company's wholesale operations. The lease for the facility, as amended, expires December 31, 2008. The wholesale operation ceased to utilize a 113,000 square foot secondary facility in Solon, Ohio, when the lease expired in March 2001. The Company leases a 535,000 square foot facility in South Plainfield, New Jersey from a limited liability company which certain of the Company's executive officers are minority owners. Housing the Company's retail operations, approximately 510,000 square feet of the facility is utilized by the warehouse and distribution operation, with the remainder used for office space. The lease for the facility expires November 30, 2018. The Company believes its facilities will be generally adequate for its retail and wholesale operational requirements for the foreseeable future.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS

         The executive officers and directors of the Company and their ages as of April 30, 2001 are as follows:

       NAME              AGE      POSITION
       ----              ---      --------
Reuven D. Dessler        53       Chairman of the Board and Chief
                                    Executive Officer
Brady Churches           42       President, Director
Jacob Koval              53       Executive Vice President - Wholesale,
                                    Director
Jerry Sommers            50       Executive Vice President - Retail,
                                    Director
Susan Atkinson           50       Senior Vice President - Chief Financial
                                    Officer and Treasurer
Charles Bilezikian       64       Director
Phillip Cohen            82       Director
Robert Horne             42       Director
Mark Miller              48       Director
Ned L. Sherwood          51       Director
William A. Shenk         58       Director
Marc H. Morgenstern      51       Secretary

         Reuven Dessler has been Chairman of the Board and Chief Executive Officer of the Company since November 1996. Mr. Dessler co-founded the Company in 1975 and served as its President until November 1996.

         Brady Churches has served as the Company's President and a Director since November 1996 and served as President - Retail from August 1995 until such date. From 1978 until April 1995, Mr. Churches held various senior management positions at Consolidated Stores, Inc., a large national retailer, including President from August 1993 until April 1995.

         Jacob Koval has been Executive Vice President - Wholesale and a Director of the Company since November 1996. Mr. Koval co-founded the Company in 1975.

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

         Mark Miller has served as a Director of the Company since November 1999. Mr. Miller has been the President of RedTagBiz.com, and Chief Merchandising Officer of Boom Buy, Inc. since 2000. Previously, Mr. Miller was Executive Vice President and Chief Operating Officer for the Home Products Division of Value City Department Stores from July 1999 to July 2000, and President of the Closeout Division of Consolidated Stores from the 1998 acquisition of MacFrugal's Bargain Close-out's, Inc. through March 1999. Mr. Miller was MacFrugal's Executive Vice President of Merchandise and Stores from 1995 until the acquisition by Consolidated Stores.

         William A. Shenk has been a private investor for over five years. Prior thereto, Mr. Shenk served as an attorney in Columbus and as Vice President and General Counsel for Consolidated Stores.


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

                                Fiscal Year 2000        Fiscal Year 1999
                                ----------------        ----------------
          Fiscal Quarter         High       Low          High        Low
          --------------       --------   -------      -------     -------
          First Quarter        $11.375    $8.688       $14.000     $8.750
          Second Quarter         9.625     8.250        10.875      8.875
          Third Quarter          8.406     4.000        10.188      8.500
          Fourth Quarter         5.125     2.250         9.813      8.938

         As of April 30, 2001, the Company believes that there were 600 beneficial owners of the Company's Common Stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

         The selected historical financial data presented under the captions Statement of Operations Data and Balance Sheet Data for the fiscal years ended January 25, 1997, January 31, 1998, January 30, 1999, January 29, 2000, and
February 3, 2001 (fiscal years 1996, 1997, 1998, 1999, and 2000, respectively) were derived from the consolidated financial statements of the Company. The selected data referred to above should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                                                                        FISCAL YEAR
                                     --------------------------------------------------------------------------------------
                                                  PRO FORMA
                                                 AS ADJUSTED
                                       1996        1996(1)           1997             1998            1999            2000
                                       ----        -------           ----             ----            ----            ----
STATEMENT OF OPERATIONS DATA
(DOLLARS IN THOUSANDS):

Net sales                            $179,877       179,877          208,326         237,134          284,673        328,507
Cost of sales                         121,382       121,382          136,446         152,792          178,705        214,316
Special charge                             --            --               --              --               --         11,953
                                     --------    ----------       ----------      ----------      -----------       --------
Gross profit                           58,495        58,495           71,880          84,342          105,968        102,238
SG & A expense                         45,802        44,567           55,839          71,643           93,251        116,690
Special charge                          4,243            --               --           1,387               --          2,371
                                     --------    ----------       ----------      ----------      -----------       --------
Operating profit (loss)                 8,450        13,928           16,041          11,312           12,717        (16,823)
Interest expense (income)               2,254          (206)             943           2,062            2,795          4,305
Other expense (income)                    (34)          (34)             662             627           (1,338)           240
                                     --------    ----------       ----------      ----------      -----------       --------

Income (loss) before
   income taxes                         6,230        14,168           14,436           8,623           11,260        (21,368)
Income tax expense
   (benefit)                           (1,987)        5,667            5,919           3,450            4,503         (8,334)
                                     --------    ----------       ----------      ----------      -----------       --------

Net income (loss)                    $  8,217         8,501            8,517           5,173            6,757        (13,034)
                                     ========    ==========       ==========      ==========      ===========       ========
Net income (loss) per share                      $     0.93       $     0.93            0.57             0.74          (1.43)
(basic)
Net income (loss) per share                      $     0.91       $     0.92            0.57             0.74          (1.43)
(diluted)
Shares outstanding (basic)                        9,170,100        9,162,100       9,141,600        9,141,800      9,141,800
Shares outstanding (diluted)                      9,386,000        9,265,400       9,146,800        9,154,700      9,141,800


BALANCE SHEET DATA
(DOLLARS IN THOUSANDS):
Working capital                      $ 44,473        44,473           55,862          53,960           65,522         58,426
Total assets                           86,361        86,644          113,884         129,754          149,101        147,782
Long term debt                             70            70           19,781          24,002           32,083         40,297
Total liabilities                      21,599        21,599           41,045          51,724           64,314         76,029
Stockholders' equity and
   partners' capital                   64,762        65,045           72,839          78,030           84,787         71,753


SELECTED RETAIL OPERATIONS DATA:
Number of stores                           23                             32              47               64             79
Total square footage                  336,905                        466,716         689,750          943,545      1,236,610
Total store sales growth                 40.2%                          34.4%           38.0%            30.4%          17.6%
Comparable store net sales               15.8%                           1.8%            0.1%             4.1%          -4.8%
Avg. net sales per gross sqft        $    354                     $      294       $     258       $      257      $     223


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

The Company was founded in 1975 as a wholesaler of closeout merchandise. In fiscal 1996, the Company purchased the established Odd Job retail business (founded in 1974), consisting of 12 retail stores and a warehouse and distribution facility, from an affiliate of ZS Fund L.P., a shareholder of the Company. The Company's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its retail operations. The Company opened 15 retail stores during fiscal 2000. At the end of fiscal 2000, the Company operated 79 closeout retail stores, including 31 in New York (nine of which are in Manhattan), 24 in New Jersey, eight in Ohio, seven in Pennsylvania, four in Michigan, three in Connecticut, and one each in Delaware and Kentucky. In fiscal 2001, the Company plans to open no new stores to allow management to focus its efforts on improving the return on its existing retail locations.

The growth of the Company's retail operations, coupled with the fiscal 1997 investment in VCM, Ltd., has transformed the Company into a "retailer", with quarterly sales and earnings patterns similar to other retail operations.

In the fiscal 2000 fourth quarter, the Company's Board of Directors adopted a strategic plan to focus the operations of the Company on increasing its return on invested assets. The Company identified the increase of inventory turns as a key facet of that initiative and to that end has realigned its targeted inventory by department to include new categories and to discontinue other categories or groups of items that do not meet its productivity standards in both the retail and wholesale operation. As a result, the Company recorded a special pre-tax charge totaling $14.3 million ($8.7 million after-tax, or $0.95 per share). Of the charge, $11.9 million related to inventory realignment and was recorded to cost of sales, and $2.4 related to other non-recurring business costs and was recorded to selling, general and administrative expense.

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The results of operations set forth below describe the Company's retail and wholesale segments and the Company's combined corporate structure.



                                                      (Dollars in thousands, except per share data)

                                            Fiscal 2000                Fiscal 1999                  Fiscal 1998
                                     -----------------------     -----------------------     -----------------------
                                                  Percent of                  Percent of                  Percent of
                                     Amount        Net Sales     Amount        Net Sales     Amount        Net Sales
Net sales
   Retail                           $ 239,695        72.96%     $ 203,799        71.59%     $ 156,242        65.89%
   Wholesale                           88,812        27.04%        80,874        28.41%        80,892        34.11%
                                    ---------       ------      ---------       ------      ---------       ------
                                      328,507       100.00%       284,673       100.00%       237,134       100.00%
Gross profit
   Retail                              85,506        35.67%        81,776        40.13%        61,153        39.14%
   Wholesale                           16,732        18.84%        24,192        29.91%        23,189        28.67%
                                    ---------       ------      ---------       ------      ---------       ------
                                      102,238        31.12%       105,968        37.22%        84,342        35.57%
Segment operating (loss) profit
   Retail                             (15,568)      -6.49%          3,643         1.79%         2,231         1.43%
   Wholesale                             (135)      -0.15%          9,403        11.63%         9,600        11.87%
   Corporate                           (1,120)      -0.34%           (329)       -0.12%          (519)       -0.22%
                                    ---------       ------      ---------       ------      ---------       ------
                                      (16,823)      -5.12%         12,717         4.47%        11,312         4.77%

Interest expense, net                   4,305         1.31%         2,795         0.98%         2,062         0.87%
Other (income) expense                    240         0.07%        (1,338)       -0.47%           627         0.26%
Income tax (benefit) expense           (8,334)       -2.54%         4,503         1.56%         3,450        1,46%
                                    ---------       ------      ---------       ------      ---------       ------
Net (loss) income                   $ (13,034)       -3.97%     $   6,757         2.37%     $   5,173         2.18%
                                    =========       ======      =========       ======      =========       ======

Net (loss) income per share
      Basic                         $   (1.43)                  $    0.74                   $   0.57
      Diluted                       $   (1.43)                  $    0.74                   $   0.57


RETAIL SEGMENT

Fiscal 2000 Results versus Fiscal 1999

Net sales were $239.7 million for fiscal 2000, compared to $203.8 million for fiscal 1999, an increase of $35.9 million, or 17.6%. The increase in net sales was attributable to the full year impact of the 17 stores opened during fiscal 1999, and the partial year sales from the 15 stores opened during fiscal 2000. Comparable store (47 stores for fiscal 2000) net sales decreased approximately 4.8%.

Gross profit was $85.5 million for fiscal 2000, compared to $81.8 million for fiscal 1999. Excluding the special charge related to the write-down of inventory ($4.6 million) , gross profit was $90.1 million for fiscal 2000, an increase of $8.3 million, or 10.1%. Excluding the special charge, gross margin decreased to 37.6% in fiscal 2000, from 40.1% in fiscal 1999, due primarily to higher shrink results, higher levels of seasonal and other markdowns, and lower levels of vendor allowances.

Selling, general and administrative expense reflects the four-wall cost of the stores, the retail distribution facility, and administrative support. During fiscal 2000, selling, general and administrative expense was $101.1 million, compared to $78.1 million for fiscal 1999. Excluding the special charge ($1.0 million), selling, general and administrative expense was $100.1 million for fiscal 2000, an increase of $22.0 million, or 28.1%. The increase resulted primarily from a $17.6 million increase in store level expenses, attributable mostly to the full year operation of 17 stores opened in fiscal 1999, and expenses relating to the 15 stores opened during fiscal 2000, and advertising expense, which increased $2.1 million primarily due to the larger store base and the cost of additional circulars. Store level expenses include preopening costs, which are expensed as incurred, and decreased $1.0 million to $2.1 million in fiscal 2000. Warehouse costs increased $1.7 million, primarily due to higher rent for additional occupied space, higher depreciation expense related to the completed racking and automation project, and higher levels of normal operating expenses due to the higher level of shipments in support of the larger store base. Administrative support expenses increased $2.7 million, reflecting increased training and store operations expense, higher professional fees, and increased depreciation expense related to the purchasing and inventory systems implemented in mid-fiscal 2000. Selling, general and administrative expense excluding the special charge, as a percentage of net sales, increased to 41.7% in fiscal 2000, from 38.3% in fiscal 1999.

The operating loss was $15.6 million for fiscal 2000. Excluding the special charge, the operating loss was $10.0 million, or -4.2% of sales, for fiscal 2000, compared to an operating profit of $3.6 million, or 1.8% of sales, for fiscal 1999. This decrease was primarily due to the factors described above.

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

Selling, general and administrative expense for fiscal 1999 was $78.1 million, compared to $57.5 million for fiscal 1998, an increase of $20.6 million, or 35.8%. The increase resulted primarily from a $17.2 million increase in store level and distribution costs, attributable mostly to the full year operation of 15 stores opened in fiscal 1998, plus expenses relating to the 17 stores opened during fiscal 1999. Preopening costs totaled $3.1 million in fiscal 1999, compared to $1.9 million in fiscal 1998. Also included in store level costs is advertising expense, which increased $1.2 million primarily due to the larger store base and the cost of additional circulars. Warehouse costs increased $2.2 million, primarily due to the higher level of shipments in support of the larger store base, and continued start-up inefficiencies based on the relocation to the current facility in the fiscal 1998 third quarter. Administrative support expenses increased $3.4 million, reflecting added support personnel costs and higher levels of incentive based compensation, legal expenses and merchandise contributions. Selling, general and administrative expense also includes approximately $200,000 for ongoing costs of the former warehouse and distribution facility. Selling, general and administrative expense, as a percentage of net sales, increased to 38.3% in fiscal 1999, from 36.8% in fiscal 1998.

Operating profit was unchanged at $3.6 million for fiscal 1999 and 1998. As a percentage of net sales, operating profit decreased to 1.8% from 2.3%. This decrease was primarily due to the factors described above.


WHOLESALE SEGMENT

Fiscal 2000 Results versus Fiscal 1999

Net sales were $88.8 million for fiscal 2000, compared to $80.9 million for fiscal 1999, an increase of $7.9 million, or 9.8%.

Gross profit was $16.7 million for fiscal 2000, compared to $24.2 million for fiscal 1999. Excluding the special charge related to the write-down of inventory ($7.4 million) , gross profit was $24.1 million for fiscal 2000. Gross margin excluding the special charge declined to 27.2% in fiscal 2000, from 29.9% in fiscal 1999. The decrease in gross margin was due primarily to the higher percentage of lower-margin dropship sales to total sales, and a reduction in gross margin from warehouse shipments.

Selling, general and administrative expense was $16.9 million for fiscal 2000, compared to $14.8 million for fiscal 1999. Excluding the special charge ($1.0 million), selling, general and administrative expense was $15.9 million for fiscal 2000, an increase of $1.1 million, or 7.3%. The increase includes higher levels of warehouse expense, sales salary and commissions expenses related to the larger sales base, and administrative salary expense. As a percentage of net sales, selling, general administrative expense excluding the special charge decreased to 17.9% in fiscal 2000, from 18.3% in fiscal 1999.

Wholesale operating loss was $135,000 for fiscal 2000, compared to operating profit of $9.4 million for fiscal 1999. Excluding the special charge, wholesale operating profit was $8.3 million for fiscal 2000, a decrease of $1.1 million, or 12.0%. As a percentage of net sales, operating profit excluding the special charge decreased to 9.3% in fiscal 2000, from 11.6% in fiscal 1999, due to the factors described above.

Fiscal 1999 Results versus Fiscal 1998

Net sales were unchanged at $80.9 million for fiscal 1999 and 1998. However, excluding sales to the former largest customer that was acquired by a competitor in 1998, sales increased 24.9%.

Gross profit was $24.2 million for fiscal 1999, compared to $23.2 million for fiscal 1998, an increase of $1.0 million, or 4.3%. The increase in gross profit was due to a strong deal flow. Gross margin improved to 29.9% in fiscal 1999, from 28.7% in fiscal 1998.

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

CORPORATE EXPENSES AND SPECIAL CHARGES

Fiscal 2000 Results versus Fiscal 1999

Corporate expenses consist of the cost of senior management and shared administrative resources which are utilized by both segments of the business. Corporate expense also includes management fee revenue received from VCM, Ltd., the 50% owned joint venture with Value City Department Stores, Inc., and other buying commissions. Corporate expense was $1.1 million for fiscal 2000, compared to $329,000 for fiscal 1999. Excluding the special charge, corporate expense was $745,000, with the increase due primarily to higher professional fees, partially offset by higher VCM management fee revenue, which increased to $4.2 million for fiscal 2000, from $3.4 million in fiscal 1999, and higher buying commissions. Corporate expenses for fiscal 2000 also included the write-off of a $500,000 investment related to certain business-to-business Internet developments. As a result, net corporate expense excluding the special charge increased as a percentage of total Company sales to 0.2% in fiscal 2000 from 0.1% in fiscal 1999.

In the fiscal 2000 fourth quarter, the Company's Board of Directors adopted a strategic plan to focus the operations of the Company on increasing its return on invested assets. The Company identified the increase of inventory turns as a key facet of that initiative and to that end has realigned its targeted inventory by department to include new categories and to discontinue other categories or groups of items that do not meet its productivity standards in both the retail and wholesale operation. As a result, the Company recorded a special pre-tax charge totaling $14.3 million ($8.7 million after-tax, or $0.95 per share). Of the charge, $11.9 million related to inventory realignment and was recorded to cost of sales, and $2.4 related to other non-recurring business costs and was recorded to selling, general and administrative expense.

Interest expense was $4.3 million for fiscal 2000, compared to $2.8 million for fiscal 1999, reflecting higher average borrowings primarily in support of retail store growth. Other (loss) income comprised the Company's 50% equity share in VCM. Ltd., which generated a net loss of $0.2 million for fiscal 2000 compared to a net profit of $1.3 million for fiscal 1999. This decline was due in part to higher levels of shrink and more aggressive markdown initiatives.

Fiscal 1999 Results versus Fiscal 1998

Corporate expense was $329,000 for fiscal 1999, compared to $519,000 for fiscal 1998. The decrease was due primarily to higher VCM management fee revenue, which increased to $3.4 million for fiscal 1999, from $3.1 million in fiscal 1998. As a result, net corporate expense decreased as a percentage of total Company sales to 0.1% in fiscal 1999 from 0.2% in fiscal 1998.

Special charge for fiscal 1998 totaling $1.4 million resulted from the relocation of the Company's retail warehouse and distribution facility to South Plainfield, New Jersey. The charges reflect the estimated costs of exiting the former retail warehouse located in Englewood, New Jersey, and related long-lived asset write-offs and employee severance.

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

The Company's growth has been financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit. The Company currently has a $50.0 million revolving line of credit and a $4.0 million term loan, expiring on November 15, 2002. The revolving line of credit increases to $60.0 million from May 1 to December 31 to provide for increased seasonal inventory levels. The term loan requires quarterly payments of $500,000 plus accrued interest. Borrowings under the facility bear interest, at the Company's option, at either the banks' prime rate less 50 basis points or LIBOR plus a spread. Availability on the facility is the lesser of the total credit commitment or a borrowing base calculation based upon the Company's accounts receivable and inventories. At fiscal 2000 year-end , the Company had $11.7 million available under the facility. The facility contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments.

Primarily as a result of the special charge recorded in the fiscal 2000 fourth quarter, the Company was in violation of certain financial covenants at fiscal 2000 year-end. In April 2001, the Company finalized an agreement on the terms of an amendment and restatement of its revolving credit facility that includes modification of such covenants as of fiscal 2000 year-end. The Company expects to execute a definitive document in the next few weeks. The agreement provides for payment of an amendment fee of 50 basis points of the face amount, an increase in the interest rate (to prime plus 100 basis points) on the revolving credit facility, and an increase in the interest rate (to 25%) on the amortizing term loan. Additional fees, increases in interest rates, and the issuance of warrants exercisable at $0.01 per share for up to 10% of the Company will be incurred if the Company fails to obtain a commitment to replace the current revolving credit facility or raise $10.0 million in subordinated capital by July 1, 2001 and finalized such commitment by August 1, 2001. The Company believes that the proposed amended and restated credit facility and cash flow from operations will be sufficient to fund operating activities and other obligations through the next twelve months. The Company is actively seeking new credit arrangements and other capital, and is currently in discussions with several alternate financial institutions. There can be no assurance that the Company will be able to find replacement capital on acceptable terms.

For fiscal years 2000 and 1999, cash provided by operating activities was $2.7 million and $3.9 million, respectively. For fiscal 2000, cash provided was comprised primarily of lower inventory ($16.4 million), higher accounts payable ($2.0 million), higher accrued expenses and other liabilities ($1.5 million), and depreciation and amortization ($6.5 million), offset by the net loss ($4.3 million, excluding the special charge), higher deferred tax assets ($5.8 million), and higher accounts and notes receivable ($3.6 million). For fiscal 1999, cash provided was comprised primarily of net income ($6.8 million), higher accrued expenses and other liabilities ($4.4 million), and depreciation and amortization ($4.1 million), offset by higher inventory ($9.4 million) and higher accounts receivable ($1.3 million). Cash used in investing activities decreased to $11.0 million in fiscal 2000, from $11.3 million in fiscal 1999. Cash provided by financing activities of $8.2 million for fiscal 2000 and $8.1 million for fiscal 1999 was the result of net borrowings from the Company's credit facility.

Total assets were $147.8 million and $149.1 million at the end of fiscal year's 2000 and 1999, respectively. Working capital decreased to $58.4 million in fiscal 2000, from $65.5 million at the prior year end, due primarily to the effect of the special charge on inventory, accounts receivable, and accrued expenses. The current ratio was 2.8 to 1 at fiscal 2000 year end, compared to
3.2 to 1 at fiscal year-end 1999. Net fixed assets were $30.5 million at the end of fiscal 2000, an increase of $5.4 million over the prior year, primarily related to capital expenditures for new stores, and improvements at existing stores and the retail warehouse and distribution facility.

The Company has previously announced that it will open no new stores in fiscal 2001, having elected to focus management efforts on the return of the existing stores.


SEASONALITY

The Company, with the growth of its retail operations and the retail orientation of the VCM, Ltd. joint venture, has shifted its business mix more toward retail. This shift has and will continue to effect the net sales and earnings pattern of the Company, with a greater weighting toward the second half of the fiscal year.


NEW ACCOUNTING PRONOUNCEMENTS

Effective February 4, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments." SFAS No. 133, was amended by SFAS N0. 138, "Accounting for Derivative Instruments and Hedging

Activities, An Amendment of SFAS No. 133." SFAS No. 133 as amended by SFAS No. 138 requires that derivative instruments be measured at fair value and be recorded as assets and liabilities on the balance sheet. The adoption of SFAS No. 133 as amended by SFAS No 138 will not have a material effect on the Company's financial position or results of operations.


FORWARD LOOKING STATEMENTS

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: (i) the Company's execution of final documentation for the proposed amendment and restatement of its existing credit facility and the obtainment of satisfactory financing alternatives, (ii) the Company's execution of a plan to return its retail stores to profitability;
(iii) the ability to purchase sufficient quality closeout merchandise at acceptable terms, (iv) the profitability of both the wholesale division and the VCM joint venture; (v) the ability of the Company to attract and retain qualified management and store personnel; and (vi) the seasonal nature of the Company's retail operations. Please refer to the Company's subsequent SEC filings under the Securities Exchange Act of 1934, as amended, for further information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       The information required by this Item (other than the information regarding executive officers set forth at the end of Item 4(a) of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1)    Financial Statements:

               Independent Auditors' Report

               Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000.

               Consolidated Statements of Operations for the Fiscal Years Ended February 3, 2001, January 29, 2000, and January 30, 1999.

               Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended February 3, 2001, January 29, 2000, and January 30, 1999.

               Consolidated Statements of Cash Flows for the Fiscal Years Ended February 3, 2001, January 29, 2000, and January 30, 1999.

               Notes to Consolidated Financial Statements

    (a) (2)    Financial Statement Schedules:
               Schedule II - Valuation of Qualifying Accounts

    (a) (3)    Exhibits
               See the Index to Exhibits included on page 47.

    (b)        Reports on Form 8-K
               None

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Mazel Stores, Inc.:


We have audited the consolidated financial statements of Mazel Stores, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mazel Stores, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                      KPMG LLP



Cleveland, Ohio
March 19, 2001, except as to note 3, which is as of April 19, 2001

                               MAZEL STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                           February 3,      January 29,
                                                                              2001             2000
                                                                           -----------      -----------
ASSETS

Current assets
     Cash and cash equivalents                                              $  2,318           2,367
     Receivables, less allowance for doubtful
        accounts of $408 in both periods                                      14,769          13,784
     Income tax receivable (note 6)                                            2,625              --
     Notes and accounts receivable-related parties (notes 4 and 13)            7,432           3,929
     Inventories                                                              53,778          70,178
     Prepaid expenses                                                          1,805           1,584
     Deferred income taxes (note 6)                                            8,863           4,112
                                                                            --------         -------
             Total current assets                                             91,590          95,954

Equipment, furniture, and leasehold improvements, net (note 2)                30,479          25,082
Other assets                                                                   3,961           3,959
Investment in VCM, Ltd. (note 13)                                              9,421           9,687
Notes and accounts receivable-related parties (note 4)                            --           2,838
Goodwill, net                                                                  9,761          10,074
Deferred income taxes (note 6)                                                 2,570           1,507
                                                                            --------         -------

                                                                            $147,782         149,101
                                                                            ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt (note 3)                             $  2,017           2,017
     Accounts payable                                                         22,763          20,769
     Accrued expenses and other current liabilities (note 9)                   8,384           7,646
                                                                            --------         -------
             Total current liabilities                                        33,164          30,432
Revolving line of credit (note 3)                                             35,769          25,542
Long-term debt, net of current portion (note 3)                                2,511           4,524
Other liabilities                                                              4,585           3,816
                                                                            --------         -------
             Total liabilities                                                76,029          64,314
Stockholders' equity
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                           --              --
     Common stock, no par value; 14,000,000 shares authorized;
        9,141,800 shares issued and
        outstanding, respectively                                             64,320          64,320
     Retained earnings                                                         7,433          20,467
                                                                            --------         -------
             Total stockholders' equity                                       71,753          84,787
Commitments and contingencies (note 7)                                      $147,782         149,101
                                                                            ========         =======

           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     Fiscal Year Ended
                                                      --------------------------------------------------
                                                      February 3,       January 29,          January 30,
                                                         2001                2000                1999
                                                      -----------       -----------          -----------
Net sales                                            $   328,507             284,673             237,134
Cost of sales                                            214,316             178,705             152,792
Special charge (note 9)                                   11,953                  --                  --
                                                     -----------          ----------          ----------
          Gross profit                                   102,238             105,968              84,342
Selling, general, and administrative expense             116,690              93,241              71,643
Special charge (note 9)                                    2,371                  --               1,387
                                                     -----------          ----------          ----------
          Operating (loss) profit                        (16,823)             12,717              11,312
Other income (expense)
  Interest expense, net                                   (4,305)             (2,795)             (2,062)
  Other (note 13)                                           (240)              1,338                (627)
                                                     -----------          ----------          ----------
          (Loss) income before income taxes              (21,368)             11,260               8,623
Income tax (benefit) expense (note 6)                     (8,334)              4,503               3,450
                                                     -----------          ----------          ----------
          Net (loss) income                          $   (13,034)              6,757               5,173
                                                     ===========          ==========          ==========

Net (loss) income per share (note 14)
   As reported - basic                               $     (1.43)               0.74                0.57
   As reported - diluted                             $     (1.43)               0.74                0.57

Average shares outstanding - basic                     9,141,800           9,141,800           9,141,600
Average shares outstanding - diluted                   9,141,800           9,154,700           9,146,800


           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                        Common           Common            Retained
                                        Shares            Stock            Earnings           Total
                                        ------            -----            --------           -----
Balance as of January 31, 1998        9,144,200           64,302             8,537            72,839


Stock retirement                         (3,800)              (4)               --                (4)
Sale of common shares                     1,400               22                --                22
Net income                                   --               --             5,173             5,173
                                       --------         --------          --------          --------
Balance as of January 30, 1999        9,141,800           64,320            13,710            78,030



Net income                                   --               --             6,757             6,757
                                       --------         --------          --------          --------
Balance as of January 29, 2000        9,141,800           64,320            20,467            84,787

Net loss                                     --               --           (13,034)          (13,034)
                                       --------         --------          --------          --------
Balance as of February 3, 2001        9,141,800         $ 64,320          $  7,433          $ 71,753
                                       ========         ========          ========          ========



           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    Fiscal Year Ended
                                                                     ---------------------------------------------
                                                                     February 3,      January 29,      January 30,
                                                                        2001              2000             1999
                                                                        ----              ----             ----
Cash flows from operating activities:
  Net (Loss) income                                                   $(13,034)           6,757            5,173
  Adjustments to reconcile net (loss) income
      to net cash provided by operating activities
     Depreciation and amortization                                       6,508            4,130            2,514
     Deferred income taxes                                              (5,814)            (478)            (812)
     Equity in net (income) loss from VCM, Ltd.                            266           (1,286)             478
     Other non-cash activity                                                --               --               (4)
     Changes in operating assets and liabilities
       Receivables                                                      (4,275)          (1,301)           2,799
       Inventories                                                      16,400           (9,389)          (7,113)
       Prepaid expenses                                                   (221)           1,556             (705)
       Other assets                                                       (589)             665           (3,178)
       Accounts payable                                                  1,994           (1,113)           6,279
       Accrued expenses and other liabilities                            1,507            4,381              179
                                                                      --------          -------          -------
                    Net cash provided by operating activities            2,742            3,922            5,610
                                                                      --------          -------          -------

Cash flows from investing activities:
    Capital expenditures                                                11,005          (11,079)          (8,155)
    Cash paid for lease acquisitions                                        --             (225)          (1,270)
                                                                      --------          -------          -------
                    Net cash used in investing activities              (11,005)         (11,304)          (9,425)
                                                                      --------          -------          -------

Cash flows from financing activities:
    Repayment of debt                                                  (74,697)         (63,060)         (70,534)
    Net borrowings under credit facility                                82,911           71,141           74,755
    Net proceeds from sale of common shares                                 --               --               22
                                                                      --------          -------          -------
                    Net cash provided by financing activities            8,214            8,081            4,243
                                                                      --------          -------          -------

Net increase (decrease) in cash and cash equivalents                       (49)             699              428
Cash and cash equivalents at beginning of year                           2,367            1,668            1,240
                                                                      --------          -------          -------
Cash and cash equivalents at end of year                              $  2,318            2,367            1,668
                                                                      ========          =======          =======

Supplemental disclosures
    Cash paid for interest                                            $  4,180            2,722            2,085
    Cash paid for income taxes                                        $  2,100            3,230            4,892
                                                                      ========          =======          =======



           See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)   DESCRIPTION OF BUSINESS

            The Company consists of two complementary operations: (i) a major regional closeout retail business; and (ii) the nation's largest closeout wholesale business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company operates a chain of 79 closeout retail stores, including 31 in New York (nine of which are in Manhattan), 24 in New Jersey, eight in Ohio, seven in Pennsylvania, four in Michigan, three in Connecticut, and one each in Kentucky and Delaware.

      (B)   PRINCIPLES OF CONSOLIDATION

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

            At February 3, 2001 and January 29, 2000, accumulated amortization amounted to $1,608 and $1,294, respectively.

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

      (H)   ADVERTISING

            The Company expenses advertising costs as incurred. Advertising expense was $6,377, $4,225, and $3,107, for the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively.

      (I)   FISCAL YEAR

            The Company follows the reporting calendar as published by the National Retail Federation. Fiscal years 2000, 1999, and 1998 are defined as the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively. Fiscal 2000 was a 53-week year and fiscal years 1999 and 1998 were 52-week years.

      (J)   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (K)   RECLASSIFICATIONS

            Certain reclassifications were made to the Company's prior period financial statements to conform to the February 3, 2001 presentation.

      (L)   REVENUE RECOGNITION

            Revenue from product sales is recognized when the related goods are sold through the Company's retail chain, or shipped to the Company's wholesale customers and all significant obligations have been satisfied.

(2)   EQUIPMENT, FURNITURE, AND LEASEHOLD IMPROVEMENTS

      The major classes of equipment, furniture, leasehold improvements, and construction in progress are summarized at cost, as follows:

                                                             February 3,      January 29,
                                                                2001             2000
                                                             -----------      -----------
      Equipment and furniture                                 $ 23,660           15,058
      Leasehold improvements                                    20,919           15,969
      Construction in progress                                     280            2,924
                                                              --------           ------
                                                                44,859           33,951
      Less accumulated depreciation and amortization            14,380            8,869
                                                              --------           ------
                                                              $ 30,479           25,082
                                                              ========          =======


(3)   LONG-TERM DEBT

      The Company's long-term debt as of February 3, 2001 and January 29, 2000 consisted of the following:

                                                             February 3,      January 29,
                                                                2001             2000
                                                             -----------      -----------
      Revolving credit facility                               $ 35,769            25,542
      Term debt                                                  4,528             6,541
      Less current portion                                      (2,017)           (2,017)
                                                              --------           -------
                                                              $ 38,280            30,066
                                                              ========           =======

      The Company currently has a $50,000 revolving line of credit and a $4,000 term loan. The revolving line of credit increases to $60,000 from May through December annually. The credit facility is secured by substantially all of the Company's assets and expires on November 15, 2002. The term debt requires quarterly payments of $500 plus accrued interest. Borrowings under the facility bear interest, at the Company's option, at the banks' prime rate less 50 basis points or LIBOR plus a spread, and are subject to a commitment fee on the unused portion. The weighted-average interest rate was 8.0% at both February 3, 2001 and January 29, 2000. Availability on the facilities is the lesser of the total credit commitment or a borrowing base calculation based primarily on the Company's accounts receivable and inventories. At fiscal year-end 2000 and 1999, the Company had availability under the credit facility of $11.7 million and $20.1 million, respectively.

      The facility contains restrictive covenants that require minimum net worth levels, maintenance of certain financial ratios, and limitations on capital expenditures and investments. Primarily as a result of the special charge recorded in the fiscal fourth quarter, the Company was in violation of certain financial covenants at February 3, 2001. In April 2001, the Company finalized an agreement on the terms of an amendment and restatement of its revolving credit facility that includes modification of such covenants as of February 3, 2001. The Company expects to execute a definitive document in the next few weeks. The agreement provides for payment of an amendment fee of 50 basis points of the face amount, an increase in the interest rate (to prime plus 100 basis points) on the revolving credit facility, and an increase in the interest rate (to 25%) on the amortizing term loan. Additional fees, increases in interest rates, and the issuance of warrants exercisable at $0.01 per share for up to 10% of the Company will be incurred if the Company fails to obtain a commitment to replace the current revolving credit facility or raise $10.0 million in subordinated capital by July 1, 2001 and finalized such commitment by August 1, 2001. The Company believes that the proposed amended and restated credit facility and cash flow from operations will be sufficient to fund operating activities and other obligations through the next twelve months. The Company is actively seeking new credit arrangements and other capital, and is currently in discussions with several alternate financial institutions. There can be no assurance that the Company will be able to find replacement capital on acceptable terms.

(4)   RELATED PARTY TRANSACTIONS

      As of February 3, 2001 and January 29, 2000, tax loans to certain key executives relating to stock issued in lieu of compensation reductions and to former shareholders of the Company in payment of indebtedness at the time of the Company's IPO totaled $2,864 and $2,822, respectively. Such amounts include accrued interest of $551 and $415, respectively at a rate of 6.6 percent. These loans are due in fiscal 2001, and thus are recorded as a current asset at February 3, 2001.


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

(6)   INCOME TAXES

      Income tax expense attributable to income from operations is as follows:

                                               Fiscal Year Ended
                                   -------------------------------------------
                                   February 3,      January 29,    January 30,
                                      2001             2000           1999
                                   -----------      -----------    -----------
      Federal
         Current                   $ (2,625)          4,012          3,819
         Deferred                    (4,167)            (25)          (772)
                                   --------          ------         ------
                                     (6,792)          3,987          3,047
      State and local
         Current                        105             520            443
         Deferred                    (1,647)             (4)           (40)
                                   --------          ------         ------
                                     (1,542)            516            403
                                   --------          ------         ------
                                   $ (8,334)          4,503          3,450
                                   ========          ======         ======

      The income tax expense differed from the "expected" amount computed by applying the U.S. federal tax rate of 35 percent to pretax income from operations as a result of the following:

                                                       Fiscal Year Ended
                                           -------------------------------------------
                                           February 3,      January 29,    January 30,
                                              2001             2000           1999
                                           -----------      -----------    -----------
      Computed "expected" tax expense        $ (7,479)          3,941          3,018
      Corporate state and local taxes,
         net of federal benefit                (1,002)            338            262
      Other                                       147             224            170
                                             --------          ------         ------
                                             $ (8,334)          4,503          3,450
                                             ========          ======         ======

      The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                            February 3,      January 29,
                                                               2001             2000
                                                            -----------      -----------
      Deferred tax assets
          Current
             Inventory capitalization and reserve            $  5,840           2,335
             Accrued expenses                                   1,445             581
             Other                                              1,578           1,196
                                                             --------          ------
                                                                8,863           4,112
          Noncurrent
          Equipment, furniture, and leasehold
             improvements basis differences                       806           1,414
          Accrued lease obligations                             1,841           1,128
          Net operating loss carryforward - state               1,039              --
                                                             --------          ------
                                                                3,686           2,542
                  Total gross deferred tax assets              12,549           6,654

      Noncurrent deferred tax liabilities - goodwill           (1,116)         (1,035)
                                                             --------          ------

                  Net deferred tax asset                     $ 11,433           5,619
                                                             ========          ======

      At February 3, 2001, state net operating losses totaling $13,335 will be carried forward to offset state taxable income in future years. The loss carryforward period varies by state, but will expire in a range of seven to 20 years.

      A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefit will not be realized. In management's opinion, it is more likely that the tax benefits will be realized; consequently, no valuation allowance has been established as of February 3, 2001 and January 29, 2000.

(7)   COMMITMENTS AND CONTINGENCIES

      (A) LEASES

            The Company is obligated for office, warehouse, and retail space under operating lease agreements which expire at various dates through fiscal 2018. Some of these leases are subject to certain escalation clauses based upon real estate taxes and other occupancy expense, and several leases provide for additional rent based on a percentage of sales. Three of the lessors are organizations that certain executives of the Company have a minority ownership interest.

            At February 3, 2001, minimum annual rental commitments under noncancellable leases for the Company as a whole are as follows, for the fiscal year ending:

                       2001                       $   18,710
                       2002                           17,585
                       2003                           15,956
                       2004                           15,194
                       2005                           14,237
                       Thereafter                     40,046
                                                   ---------
                                                   $ 121,728
                                                   =========

            Rent expense under all operating leases for the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999 was $20,467, $16,203, and $13,006, respectively. These amounts include rent paid to a related party lessor of $2,080, $1,892, and $1,967, respectively, and contingent rentals of $234, $213, and $286, respectively.

      (B)   LETTERS OF CREDIT

            The $50,000 revolving line of credit includes a letter of credit facility totaling $15,000 for use in the normal operations of the business. At February 3, 2001 and January 29, 2000, the Company had outstanding letters of credit issued to various parties aggregating $2,536 and $4,345, respectively.

      (C)   CONTINGENT SUBORDINATED NOTES

            The Company has two subordinated notes due to a former owner of a retail store acquired in December 1995. Both notes mature on December 31, 2002. Payments are to be made annually to a maximum of $675 and $275, based on the store's profits, as defined. No amounts have been paid or are payable on these notes through February 3, 2001.

      (D)   LITIGATION

            At February 3, 2001, the Company was a party to certain lawsuits incurred in the normal course of business, none of which individually or in the aggregate is considered material by management in relation to the Company's consolidated financial position or results of operations.


(8)   RETIREMENT AND SAVINGS PLAN (DOLLARS AS STATED)

      The Company maintains separate contributory savings plans, under Section 401(k) of the Internal Revenue Code, for its non-union and union employees who meet certain age and service requirements. In early fiscal 1998, the Company amended its Section 401(k) plan covering non-union employees. The Company's contribution for the non-union plan is equal to 25 percent of employee contributions up to three percent of employee compensation, with the Company's contributions vesting ratably over five years. The Company contribution to the union plan is equal to 25 percent of the employee contributions, to an annual per employee maximum of $350 in 2000 and $325 in 1999, and vests immediately. Contributions to these plans by the Company were $161,000, $78,000, and $40,000 for fiscal years 2000, 1999, and 1998, respectively.


(9)   SPECIAL CHARGE

      In the fiscal 2000 fourth quarter, the Company's Board of Directors adopted a strategic plan to focus the operations of the Company on increasing its return on invested assets. The Company identified the increase of inventory turns as a key facet of that initiative and to that end has realigned its targeted inventory by department to include new categories and to discontinue other categories or groups of items that do not meet its productivity standards in both the retail and wholesale operation. As a result, the Company recorded a special pre-tax charge totaling $14.3 million ($8.7 million after-tax, or $0.95 per share). Of the charge, $11.9 million related to inventory realignment and was recorded to cost of sales, and $2.4 related to lease terminations and the write-down of other assets was recorded to selling, general and administrative expense. At February 3, 2001, $1,371 is included in accrued expenses and other current liabilities related to special charges to be expended in the next fiscal year.

      Special charges for the fiscal year ended January 30, 1999 resulted from the relocation of the Company's retail warehouse and distribution facility to South Plainfield, New Jersey. The charges totaling $1,387 reflect the estimated costs of exiting the former retail warehouse located in Englewood, New Jersey, and related long-lived asset write-offs and employee severance.

(10)  COMPENSATORY PLANS

      (A)   STOCK OPTION PLAN

            The Mazel Stores, Inc. 1996 Stock Option Plan ("Stock Option Plan") was adopted by the Board of Directors and approved by the shareholders of the Company effective October 1, 1996. The Stock Option Plan, which was amended with a shareholder vote at the 1998 Annual Meeting of Shareholders, increased the shares for issuance by 600,000 to 1,500,000 stock options ("Options") to acquire common stock of the Company. Pursuant to the provisions of the Stock Option Plan, employees of the Company may be granted Options, including both incentive stock options and nonqualified stock options ("NQSO"). Consultants may receive only NQSO under the Stock Option Plan. Non-employee directors automatically receive, upon the date they first become Directors, a grant of Options to purchase 15,000 shares of common stock of the Company. The purchase price of a share of common stock pursuant to an Option shall not be less than the fair market value at the grant date. The Options typically vest in five equal annual installments of 20 percent of the grant, and have a term of 10 years.

            The Company applies the intrinsic value method to account for stock based compensation. Accordingly, no compensation expense has been recognized. The following table provides net income and net income per share reduced to the pro forma amounts calculating compensation expense consistent with the fair value method. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999, respectively: expected volatility of 75 percent for fiscal year 2000, 50 percent for fiscal year 1999, and 40 percent for fiscal year 1998, risk-free interest rates of 5.1, 6.7, and 5.0 percent and expected lives of 7.7, 7.7, and 8.2 years, respectively, and a dividend yield of zero percent for all fiscal years.

                                                                  Fiscal Year Ended
                                                      -------------------------------------------
                                                      February 3,     January 29,     January 30,
                                                         2001            2000            1999
                                                      -----------     -----------     -----------
     Net (loss) income
       As reported                                     $(13,034)         6,757           5,173
       Pro forma                                        (13,279)         6,381           4,907
     Basic net (loss) income per share
       As reported                                     $ (1.43)           0.74            0.57
       Pro forma                                         (1.45)           0.70            0.54
     Diluted net (loss) income per share
       As reported                                     $ (1.43)           0.74            0.57
       Pro forma                                         (1.45)           0.70            0.54


            The above results may not be representative of the effect of the fair value method on net income for future years.

            The following is a summary of option activity for the fiscal years ended February 3, 2001 and January 29, 2000 and related weighted-average exercise price:

                                                                     February 3, 2001                   January 29, 2000
                                                                  ----------------------------       --------------------------
                                                                                Weighted Avg.                     Weighted Avg.
                                                                  Shares        Exercise Price      Shares        Exercise Price
                                                                 ---------      --------------     --------       --------------
            Outstanding at beginning of fiscal year              1,157,780         $ 14.30           926,125        $ 15.85
              Granted at market                                    550,100            4.94           271,650           9.04
              Exercised   -                                             -               -                 -              -
              Expired or forfeited                                 (99,875)          13.70           (39,995)         14.37
                                                                 ---------         -------         ---------        -------
            Outstanding at end of fiscal year                    1,608,005         $ 11.12         1,157,780        $ 14.30
                                                                 =========         =======         =========        =======
            Options available for grant at end of year                  -                            342,220
            Weighted average fair value of options
              granted during the year                                $1.30                             $4.77



                                                                       Options Outstanding                Options Exercisable
                                                              -------------------------------------     -----------------------
                                                                           Weighted Avg.   Weighted                    Weighted
                                                                No. of       Remaining       Avg.         No. of         Avg.
                                                                Options     Contractual    Exercise       Options      Exercise
                                                              Outstanding       Life         Price      Exercisable      Price
                                                              -----------   -----------    --------     -----------    ---------
            Range of exercise prices:
               Fiscal year 1996 grants at $16.00                 611,775         5.80        $16.00       489,420       $16.00
               Fiscal year 1997 grants at $13.87-25.75            31,000         6.66         16.83        18,600        16.83
               Fiscal year 1998 grants at $10.00-17.50           177,880         6.28         15.22        71,152        15.22
               Fiscal year 1999 grants at $9.00-9.63             237,250         7.49          9.05        47,450         9.05
               Fiscal year 2000 grants at $2.50-9.250            550,100         9.66          4.94           --           --
                                                               ---------       ------        ------       -------       ------
                                                               1,608,005         7.67        $11.12       626,622       $15.41
                                                               =========       ======        ======       =======       ======


      (B)   RESTRICTED STOCK PLAN

            The Company's Restricted Stock Plan ("Restricted Stock Plan") was adopted by the Board of Directors and approved by the Company's shareholders effective October 1, 1996. At February 3, 2001, all shares of common stock issued in The Restricted Stock Plan were vested. In fiscal 1996, the Company recorded compensation expense, in accordance with the vesting provisions of the Restricted Stock Plan, that represents the difference between the purchase price and the fair value at the grant date as established by an independent appraisal.

(11)  BUSINESS SEGMENT INFORMATION

      The Company's business segments are: retail, wholesale and corporate. Both retail and wholesale purchase quality, frequently brand name, value-oriented consumer products. Retail sells its product through its store chain (79 stores at fiscal 2000 year-end) while wholesale sells to retailers, including the Company's retail operation, other wholesalers, and distributors. Corporate includes shared administrative expenses net of management fee revenue from VCM, Ltd. and other buying commission. Summarized financial information by business segment as of the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999 is as follows:

                                                                                 Capital        Depreciation
                                                Operating          Total          Expen-            and
                             Net Sales        (Loss) Profit        Assets         ditures       Amortization
                             ---------        -------------        ------         -------       ------------
February 3, 2001
  Retail                     $ 239,695           (15,568)          86,155         10,244         5,966
  Wholesale                     97,549              (135)          47,672            761           542
  Intersegment sales            (8,737)
  Corporate                         --            (1,120)          13,955             --            --
                             ---------          --------          -------         ------         -----
                             $ 328,507           (16,823)         147,782         11,005         6,508
                             =========          ========          =======         ======         =====

January 29, 2000
  Retail                     $ 203,799             3,643           77,242         10,809         3,622
  Wholesale                     91,246             9,403           55,964            270           508
  Intersegment sales           (10,372)
  Corporate                         --              (329)          15,895             --            --
                             ---------          --------          -------         ------         -----

                             $ 284,673            12,717          149,101         11,079         4,130
                             =========          ========          =======         ======         =====

January 30, 1999
 Retail                      $ 156,242             3,618           61,984          7,730         2,114
 Wholesale                      90,709             9,600           52,416            425           400
 Intersegment sales             (9,817)
 Corporate                          --              (519)          15,354             --            --
                             ---------          --------          -------         ------         -----
                             $ 237,134            11,312          129,754          8,155         2,514
                             =========          ========          =======         ======         =====


      Corporate operating profit is shown net of VCM Ltd. management fee revenue of $4,207, $3,370, and $3,085 for fiscal years 2000, 1999, and 1998, respectively.

(12)  UNAUDITED QUARTERLY FINANCIAL DATA

      The following is a summary of unaudited quarterly results of operations for the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999:


                                                                               Quarter
                                                     ------------------------------------------------------------
                                                       First           Second           Third             Fourth
                                                       -----           ------          -------            ------
Year ended February 3, 2001
   Net sales                                          $72,790          73,141           74,222           108,354
   Gross profit - before special charge                26,200          26,642           26,528            34,821
   Special charge                                          --              --               --           (14,324)
   Net (loss) income                                        6            (654)          (2,571)           (9,815)
   Net (loss) income per share - basic                $  0.00           (0.07)           (0.28)            (1.08)
   Net (loss) income per share - diluted                 0.00           (0.07)           (0.28)            (1.08)

Year ended January 29, 2000
   Net sales                                          $59,307          60,954           67,727            96,685
   Gross profit                                        21,131          22,750           25,629            36,458
   Net income                                              78              69            1,103             5,507
   Net income per share - basic                       $  0.01            0.01             0.12              0.60
   Net income per share - diluted                        0.01            0.01             0.12              0.60

Year ended January 30, 1999
   Net sales                                          $48,907          53,333           60,324            74,570
   Gross profit                                        17,321          19,071           20,856            27,094
   Special charge                                          --              --            1,387                --
   Net income                                             922             881               26             3,344
   Net income per share - basic                       $  0.10            0.10             0.00              0.37
   Net income per share - diluted                        0.10            0.10             0.00              0.37

(13)  VCM, LTD.

      On August 3, 1997, the Company commenced operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores, Inc. whereby VCM operates the toy, sporting goods, expanded health and beauty care, and other departments for the Value City department store chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's initial investment in VCM, which is accounted for under the equity method, was $9,637. In addition to its 50 percent equity share of VCM's net profit or loss, the Company receives a management fee equal to three percent of net sales. Sales to VCM were $4,026, $2,861, and $3,132 for fiscal years 2000, 1999, and 1998, respectively. The Company recorded an account receivable from VCM of $4,418 and $3,386 at February 3, 2001 and January 29, 2000, respectively, representing sales, management fees and invoices paid on behalf of VCM.


(14)  EARNINGS PER SHARE

      The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

                                                                     Fiscal Year Ended
                                                        -----------------------------------------------
                                                        February 3,       January 29,      January 30,
                                                           2001              2000             1999
                                                        -----------       -----------      -----------
NUMERATOR:
Net (loss) income available to common
  shareholders used in basic and
  diluted net income per share                          $  (13,034)            6,757            5,173
                                                        ==========         =========        =========

DENOMINATOR:
Weighted-average number of
   common shares - basic                                 9,141,800         9,141,800        9,141,600
Net dilutive effect of stock options                       -                  12,900            5,200
                                                        ----------         ---------        ---------

Weighted-average number of
   common shares - diluted                               9,141,800         9,154,700        9,146,800
                                                        ==========         =========        =========

Net (loss) income per share - basic                     $    (1.43)             0.74             0.57
Net (loss) income per share - diluted                   $    (1.43)             0.74             0.57

      Certain stock options to purchase common shares were outstanding at February 3, 2001, but were not included in the computation of diluted net
      (loss) income per share because their effect would be antidilutive.
      These options would have increased the weighted-average number of common shares by 21,700.

                               Mazel Stores, Inc.
                 Schedule II - Valuation and Qualifying Accounts
                             (Dollars in Thousands)

                         Balance at    Charge to     Charge to                    Balance at
                         Beginning     Costs and       Other                         End
      Description        of Period      Expense       Accounts     Deductions     of Period
      -----------        ---------     ---------     ---------     ----------     ---------
Allowance for
 Doubtful Accounts
       Fiscal 1998        $   195           60            -              60           195
       Fiscal 1999            195          446            -             233           408
       Fiscal 2000            408        1,141            -           1,141           408

Inventory Reserve
       Fiscal 1998        $ 1,050            -            -               -         1,050
       Fiscal 1999          1,050          223            -              63         1,210
       Fiscal 2000          1,210       11,953            -           1,809        11,354


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MAZEL STORES, INC.

                                           By:   /s/ Reuven Dessler
                                               ------------------------------
                                                 Reuven Dessler
                                                 Chairman of the Board and
                                                 Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 17, 2000.

       SIGNATURES
       ----------

  /s/ Reuven Dessler                Chairman of the Board and
--------------------------          Chief Executive Officer
      Reuven Dessler                (Principal Executive Officer) and Director

  /s/ Sue Atkinson                  Chief Financial Officer
--------------------------          (Principal Financial and Accounting Officer)
      Sue Atkinson


       DIRECTORS:
       ----------

  /s/ Charles Bilezikian                /s/ Brady Churches
--------------------------          ---------------------------
      Charles Bilezikian                    Brady Churches

  /s/ Phillip Cohen                      /s/ Robert Horne
--------------------------          ---------------------------
      Phillip Cohen                          Robert Horne

  /s/ Jacob Koval                         /s/ Mark Miller
--------------------------          ---------------------------
      Jacob Koval                             Mark Miller

  /s/ Ned L. Sherwood                   /s/ William A. Shenk
--------------------------          ---------------------------
      Ned L. Sherwood                       William A. Shenk

  /s/ Jerry Sommers
--------------------------
      Jerry Sommers

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
------                        -----------------------

 3.1     Amended and Restated Articles of Incorporation*

 3.2     Amended and Restated Code of Regulations*

 4.1 Asset Based Loan and Security Agreement dated March 10, 1998 by and among the lending institutions and registrant and subsidiaries***

 4.2 First Amendment dated August 16, 1999 to Asset Based Loan and Security Agreement*****

 4.3 Second Amendment dated May 15, 2000 to Asset Based Loan and Security Agreement******

10.1 Amended and Restated Employment Agreement of Reuven Dessler dated September 30, 1996*

10.2 Amended and Restated Employment Agreement of Jacob Koval dated September 30, 1996*

10.3     Amendment to Employment Agreement of Reuven Dessler dated
         October, 1999

10.4     Amendment to Employment Agreement of Jacob Koval dated October, 1999

10.5     2000 Employment Agreement of Brady Churches dated
         February 25, 2000*****

10.6     2000 Employment Agreement of Jerry Sommers dated
         February 25, 2000*****

10.7 Amended and Restated Employment Agreement of Susan Atkinson dated September 30, 1996*

10.8     Amendment to Susan Atkinson Employment Agreement dated February 1,
         1998***

10.9 Second Amendment to Susan Atkinson Employment Agreement dated January 1, 2000*****

10.10    1996 Stock Option Plan*

10.11 Solon, Ohio Facility Lease, dated as of January 1, 1989, including three amendments thereto*

10.12    South Plainfield, New Jersey Facility Lease****

10.13    VCM, Ltd. Agreement dated July 14, 1997**

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

***** Incorporated by reference to an exhibit included in the Annual Statement on Form 10-K for the fiscal year ended January 29, 2000.

****** Incorporated by reference to an exhibit included in the Quarterly Statement on Form 10-Q for the quarter ended July 29, 2000.