Form 10-K/A
period 2001-02-03
MAZEL STORES INC
filed 2001-06-04
CIK 1022536

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

(Mark One)

[x] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2001

                                -----------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ______________ to ______________

                         Commission file number: 0-21597

                               MAZEL STORES, INC.
                    (Exact name of Registrant in its charter)

Ohio                                                             34-1830097
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                                31000 Aurora Road
                                Solon, Ohio 44139
(Address of Principal Executive Offices)(Zip Code)
Issuer's Telephone Number, Including Area Code:               (440) 248-5200

Securities registered under Section 12(b) of the Exchange Act:  N/A
Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes _X_ No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $7,703,906 at April 30, 2001. The number of common shares outstanding at April 30, 2001 was 9,141,798.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the Directors and executive officers of the Company as of May 29, 2001.

NAME                       AGE             PRINCIPAL OCCUPATION PAST FIVE YEARS,          DIRECTOR         TERM
----                       ---                   OTHER DIRECTORSHIPS                       SINCE         EXPIRING
                                                 -------------------                       -----         --------
Charles Bilezikian        64       President  of  Christmas  Tree Shops,  Inc.,  a New      1997           2001
                                   England-based specialty retailer of housewares and
                                   gourmet foods since 1971.

Brady Churches            42       President  of  the  Company  since   November  1996      1996           2001
                                   having served as President - Retail from
                                   August 1995 until such date.

Reuven D. Dessler         53       Chairman  of  the  Board  of  the   Company   since      1996           2002
                                   November 1996 and its Chief Executive Officer from
                                   November 1996 to May 2001. Mr.  Dessler  co-founded
                                   the  Company  in 1975 and  served as its  President
                                   until November 1996.

Peter J. Hayes            58       Chief  Executive  Officer of the Company  since May      2001           2003
                                   2001.  From October 1999 until May 2001,  Mr. Hayes
                                   was  President  of  Sales  of   RetailExchange.com,
                                   Inc., an internet B2B exchange;  and from September
                                   1995 to October  1999, he was President and founder
                                   of  Lemax  Hong  Kong  Ltd.,  a  manufacturer   and
                                   importer  of   household   ceramic   products   and
                                   citronella candles.

Robert Horne              42       Principal of ZS Fund,  L.P.,  a private  investment      1996           2001
                                   firm, for over five years.

Jacob Koval               53       Executive   Vice   President  -  Wholesale  of  the      1996           2003
                                   Company for over five years.  Mr. Koval  co-founded
                                   the Company in 1975.

Mark Miller               48       President of RedTagBiz.com and Chief  Merchandising      1999           2002
                                   Officer of Boom Buy, Inc.  since 2000.  Previously,
                                   Mr.  Miller held senior  management  positions  for
                                   Value City Department Stores,  Consolidated  Stores
                                   Corporation,  and  MacFrugal's  Bargain  Closeout's
                                   Inc.

William A. Shenk          58       A  private   investor.   Mr.  Shenk  served  as  an      2001           2002
                                   attorney in Columbus  and Atlanta,  and  previously
                                   as  Vice   President   and   General   Counsel  for
                                   Consolidated Stores Corporation.

Ned L.  Sherwood          51       Principal  of ZS Fund  L.P.,  a private  investment      1996           2002
                                   firm,  for  over  five  years.   Mr.   Sherwood  is
                                   currently  a member  of the Board of  Directors  of

                                   Kaye Group, Inc.

Jerry Sommers             50       Executive  Vice  President  - Retail of the Company      1996           2003
                                   for over five years.

Susan Atkinson (1)        50       Senior  Vice  President - Chief  Financial  Officer       N/A
                                   and Treasurer for more than five years.

-------
(1)      Ms. Atkinson's employment with the Company will cease June 15, 2001.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company with respect to its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no Form 5 was required, the Company believes that during the fiscal year ended February 3, 2001, all filing requirements applicable to its executive officers and Directors were met.

ITEM 11.  EXECUTIVE COMPENSATION

                        EXECUTIVE OFFICERS' COMPENSATION

                  The following table sets forth certain information with respect to the compensation earned during the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999 respectively, by the Chief Executive Officer and certain other named executive officers of the Company:

SUMMARY COMPENSATION TABLE

     Name and                     Fiscal              Annual Compensation             Option           All Other
Principal Position                 Year               Salary        Bonus            Awards(#)       Compensation
------------------                 ----               ------        -----            --------        ------------

Reuven D. Dessler                  2000            $ 491,394       $   -              54,000            $1,962
Chief Executive Officer            1999              466,220        187,451              -               1,334
                                   1998              458,945           -                 -               1,231

Brady Churches                     2000              441,252           -              22,000             1,703
President                          1999              401,293        104,438              -               2,998
                                   1998              394,531           -                 -               2,677

Jacob Koval                        2000              267,676           -              30,600               441
Executive Vice President -         1999              247,456         75,182              -                 897
Wholesale                          1998              246,088           -                 -                 890

Jerry Sommers                      2000              327,950           -              23,000               904
Executive Vice President -         1999              299,139         78,440              -               2,244
Retail                             1998              290,952           -              15,000             1,999

Susan Atkinson                     2000              215,144           -              20,500                32
Senior Vice President -            1999              208,741         32,200              -                 520
Chief Financial Officer and        1998              150,337           -              10,000             1,128
Treasurer


                       STOCK OPTION GRANTS IN FISCAL 2000

        The following were stock option grants by the Company to executive officers during the fiscal year ended February 3, 2001.

                  Number of         % of Total                                                  (c)
                  Securities          Options                                       Potential Realizable Value at
                  Underlying         Granted to       Exercise or                   Assumed Annual Rates of Stock
                    Options           Employees       Base Price    Expiration    Price Appreciation for Option Term
    Name          Granted (#)      In Fiscal 2000      ($/Share)       Date             5% ($)         10% ($)
    ----          -----------      --------------      ---------       ----             ------         -------

Reuven Dessler    54,000 (a)             9.8             $9.25       03-14-10          $107,645       $231,818
Brady Churches    22,000 (a)             4.0              9.25       03-14-10            43,856         94,444
Jacob Koval       30,600 (a)             5.6              9.25       03-14-10            96,264        218,390
Jerry Sommers     23,000 (a)             4.2              9.25       03-14-10           133,797        339,069
Sue Atkinson      10,500 (a)             1.9              9.25       03-14-10            61,081        154,792
                  10,000 (b)             1.8              2.50       12-21-10            15,722         39,844

(a) Options are exercisable upon vesting 20% each year, commencing in March, 2001.
(b) Options are exercisable upon vesting 50% commencing in December, 2001, and 10% for each year thereafter.
(c) The potential realizable value that might be recognized upon the exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation over the term of the option. Shareholders of the Company, as a group, would realize $9,354,208 and $23,705,399 at assumed annual rates of appreciation of 5% and 10%, respectively, over the ten-year life of the options. There can be no assurance that the amounts reflected in this table will be achieved.

  AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND FISCAL YEAR-END OPTION VALUES

        The following table summarizes the fiscal year-end value of unexercised options for each of the executive officers identified in the Summary Compensation Table. No options were exercised by any executive officer in fiscal 2000.

                                    Number of Securities                 Value of Unexercised
                              Underlying Unexercised Options             In-the-Money Options
                                  at February 3, 2001 (#)             at February 2, 2001 ($)(1)
                                  -----------------------             --------------------------

          Name                Exercisable        Unexercisable       Exercisable     Unexercisable
          ----                -----------        -------------       -----------     -------------
Reuven Dessler                  60,000              69,000              $ 0               $0
Brady Churches                  80,000              42,000                0                0
Jacob Koval                     24,000              36,600                0                0
Jerry Sommers                   86,000              52,000                0                0
Susan Atkinson                  28,000              32,500                0                0

(1) The closing price of Mazel Stores, Inc. Common Shares on February 2, 2001, the last trading day prior to the fiscal year end, was $2.50.

COMPENSATION OF DIRECTORS

         The Company pays each outside Director a fee of $15,000 for attendance at four meetings per year, together with reimbursement of out-of-pocket expenses incurred in connection with the Directors' attendance at such meetings. In addition, each outside Director receives $1,500 per meeting for each meeting attended in excess of four per year. No additional compensation is to be paid for committee meetings held on the same day as a Board of Directors' meeting. Officers of the Company who are also Directors will receive no additional compensation for serving as Directors.

EMPLOYMENT ARRANGEMENTS

       Peter J. Hayes entered into a three-year employment agreement effective May 7, 2001 providing him an annual base salary of $550,000 (subject to annual cost of living adjustments). Mr. Hayes is entitled to receive an annual bonus of up to $250,000 per year, subject to the Company achieving pre-determined annual performance target, with a minimum fiscal 2001 bonus of $100,000. Under the employment agreement, Mr. Hayes received ten-year stock options for 500,000 Common Shares at an exercise price of $2.60; the options vest in 20% annual increments commencing May 2002. Mr. Hayes is entitled to one year's salary in the event of his termination without cause. He is also receiving $55,000 to cover the relocation costs of his family.

       Brady Churches has an employment agreement terminating on August 31, 2003 providing him a current annual base salary of $513,161 (subject to annual cost-of-living adjustments). Mr. Churches is entitled to receive an annual bonus up to 50.0% of his annual base salary, subject to the Company achieving pre-determined annual performance targets. Under his agreement, Mr. Churches is entitled to two-years' salary and bonus in the event of termination of his employment without cause or in the event he elects to terminate employment following a change in control.

       Jerry Sommers has an employment agreement terminating on August 31, 2003 providing him a current annual base salary of $384,871 (subject to annual cost-of-living adjustments). Mr. Sommers is entitled to receive an annual bonus up to 50.0% of his annual base salary, subject to the Company achieving pre-determined annual performance targets. Mr. Sommers is entitled to receive two-years' salary and bonus in the event of termination of his employment without cause or in the event he elects to terminate employment following a change in control.

          BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors is generally responsible for determining the nature and amount of compensation for executive officers. All decisions by the Compensation Committee are reviewed and approved by the full Board of Directors. The Compensation Committee met once in fiscal 2000.

         The Company's compensation philosophy ties a significant portion of executive compensation to the Company's success in meeting specified profit growth and performance goals and to appreciation in the Company's stock price. The Company's compensation objectives include attracting and retaining the best possible executive talent, motivating executive officers to achieve the Company's performance objectives, rewarding individual performance and contributions, and linking executive and shareholder interests through equity-based plans.

         The Company's executive compensation consists of three key components: base salary, annual bonus and stock options and restricted stock awards, each of which is intended to complement the others and, taken together, to satisfy the Company's compensation objectives.

         BASE SALARY. The Company has historically had employment agreements with each of the Company's executive officers. These agreements set forth annual salaries for the executives that were established through negotiations with the officers, giving consideration to the salaries of executives of other growth retailers of similar size. New agreements were negotiated in 2000 for Messrs. Churches and Sommers.

         ANNUAL BONUS. The Company has established a management incentive bonus plan that bases an executive's annual bonus on specified profit growth and performance goals and to appreciation in the Company's stock price established by the Compensation Committee at the beginning of the fiscal year. The plan provided for graduated bonus payments dependent on the percentage of the targeted goals achieved. Inasmuch as the targeted goals for fiscal 2000 were not fully achieved, no bonuses were paid under the plan.

         STOCK-RELATED COMPENSATION. The Compensation Committee believes that equity-based compensation ensures that the Company's executives have a continuing stake in the long-term success of the Company. Stock option awards contain vesting provisions that ensures the executives have a financial incentive to remain with the Company during the vesting period and beyond. In determining the size of option awards, the Committee looks at several measurements, including the value of options awarded to individuals in comparable position in peer group companies, individual and Company performance against plan, the number of shares and options currently held by the officer and the relative proportion of long-term incentives within the total compensation mix. An aggregate of 140,100 stock options were awarded to executives in March 2000, and 10,000 stock options were awarded in December 2000.

         COMPENSATION OF CHIEF EXECUTIVE OFFICER. The Committee uses the same procedures described above for the other executive officers in setting the annual salary, bonus, and stock-incentive awards for the Chief Executive Officer.

                                                 COMPENSATION COMMITTEE:
                                                 Robert Horne, Chairman
                                                 Mark Miller
                                                 William A. Shenk

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

         Set forth below is a line graph comparing the cumulative total shareholder return on the Company's Common Shares against the cumulative total return of the Nasdaq U.S. Composite Index and the Nasdaq Retail Trade Stock Index from the date of the Company's IPO in November 1996 through January 2001.

         The stock price performance graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into and filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference and shall not otherwise be deemed filed under such Acts.

                 From November 29, 1996 through January 31, 2001

                     COMPARISON OF CUMULATIVE TOTAL RETURNS

  Mazel Stores, Inc., Nasdaq Retail Trade Stock Index and Nasdaq U.S. Composite
                                      Index

                                  [LINE GRAPH]

---------------------------------------------------------------------------------------------------------------------------
                          11/29/96        1/31/97          1/31/98          1/31/99          1/31/00           1/31/01
---------------------------------------------------------------------------------------------------------------------------
Mazel Stores, Inc.        $100.00         $164.06          $ 86.72          $ 95.31          $ 56.64           $15.63
---------------------------------------------------------------------------------------------------------------------------
Nasdaq Retail Trade       $100.00         $ 97.67          $113.92          $139.68          $113.61           $88.03
Index
---------------------------------------------------------------------------------------------------------------------------
Nasdaq U.S.               $100.00         $107.01          $126.25          $197.62          $308.85           $216.65
Composite
Index
---------------------------------------------------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain current information with respect to the beneficial ownership of the Common Shares. Unless otherwise indicated below, the persons named below have the sole voting and investment power with respect to the number of shares set forth opposite their names. All information with respect to beneficial ownership has been furnished by the respective Director, officer or 5% or greater shareholder, as the case may be.

Names and, where necessary,                                    Number of Shares
Addresses of Beneficial Owners                              Beneficially Owned            Percentage
------------------------------                              ------------------            ----------

ZS Fund L.P. ......................................                2,750,383 (1)             28.9%
     54 Morris Lane, Scarsdale, NY 10583
Ned L. Sherwood ...................................                2,762,383 (2)             29.0
     54 Morris Lane, Scarsdale, NY 10583
Robert Horne ......................................                2,762,383 (2)             29.0
     54 Morris Lane, Scarsdale, NY 10583
Mazel/D&K, Inc.....................................                2,058,105 (3)             21.6
     31000 Aurora Road, Solon, Ohio 44139
Reuven D. Dessler..................................                1,631,555 (4)             17.1
     31000 Aurora Road, Solon, Ohio 44139
Jacob Koval........................................                  833,037 (5)              8.8
     31000 Aurora Road, Solon, Ohio 44139
Dimensional Fund Advisors, Inc.....................                  712,300                  7.5
     1299 Ocean Avenue, Santa Monica, CA 90401
William Shenk......................................                  631,758                  6.6
     3925 Gaffney Court, San Diego, CA 92130
Westport Asset Management..........................                  600,290                  6.3
     253 Riverside Avenue, Westport, CT  06880
Jerry Sommers......................................                  385,876 (6)              4.1
Brady Churches ....................................                  378,404 (7)              4.0
Susan Atkinson.....................................                   71,610 (8)              *
Charles Bilezikian.................................                   27,000 (9)              *
Mark Miller........................................                    3,000 (10)             *
Peter J. Hayes.....................................                        0                  *

All Current Directors and                                          6,736,623 (11)             71.0
     Executive Officers of the Company (11 Persons)

* Less than one percent.

(1) The shares beneficially owned by ZS Fund L.P. include 1,992,001 shares held by ZS Mazel L.P., 453,767 shares held by ZS Mazel II L.P., and 304,615 shares held by ZS Mazel, Inc. Messrs. Horne and Sherwood are officers of ZS Fund L.P.

(2) Includes the shares beneficially owned by ZS Fund L.P. as officers and/or equity owners of the entities holding such shares. Messrs. Sherwood and Horne have voting power with respect to such shares. Except to the extent of their equity interests in the entities holding such shares, Messrs. Sherwood and Horne disclaim beneficial ownership in such shares. Also includes 12,000 shares each subject to options currently exercisable or exercisable within 60 days hereof.

(3) Mazel/D&K, Inc. is a corporation owned by Messrs. Dessler and Koval and members of their families. Messrs. Dessler and Koval are the Directors and officers of Mazel/D&K, Inc.

(4) Includes 1,372,304 shares owned by Mazel/D&K, Inc. for the benefit of Mr. Dessler and family members and 70,800 shares subject to options currently exercisable or exercisable within 60 days hereof.

(5) Includes 685,801 shares owned by Mazel/D&K, Inc. for the benefit of Mr. Koval and family members and 30,120 shares subject to options currently exercisable or exercisable within 60 days hereof.

(6) Includes 93,600 shares subject to options currently exercisable or exercisable within 60 days hereof.

(7) Includes 84,400 shares subject to options currently exercisable or exercisable within 60 days hereof.

(8) Includes 32,100 shares subject to options currently exercisable or exercisable within 60 days hereof.

(9) Includes 12,000 shares subject to options currently exercisable or exercisable within 60 days hereof.

(10) Includes 3,000 shares subject to options currently exercisable or exercisable within 60 days hereof.

(11) Includes 350,020 shares subject to options currently exercisable or exercisable within 60 days hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Messrs. Dessler and Koval are partners in Aurora Road Realty Development Company, a partnership that leases the office and warehouse facility located in Solon, Ohio, to the Company. Messrs. Dessler and Koval own 40.0% and 6.0% interests, respectively, in such partnership. The Company made rent payments totaling $1,930,000 pursuant to the lease for fiscal 2000. Messrs. Dessler and Koval are also minority shareholders in entities that operate public warehouses in which the Company periodically leases space. The Company believes the payments under the leases are on terms no less favorable to the Company than could be obtained from unrelated parties.

         The Company's warehouse in South Plainfield, New Jersey is leased from a limited liability company in which Messrs. Dessler and Koval own approximately 34% and 10% membership interest, respectively. Neither Mr. Dessler or Mr. Koval is involved in the management of the lessor and the Company believes the terms are no less favorable than could be obtained from unrelated parties.

         The Company made loans to executives and other individuals in December 1996 to provide for payment of tax obligations arising from the issuance of Common Shares to such individuals at the time of the Company's IPO. The balances as of February 3, 2001 were $1,067,071, $752,285 and $70,152 to Mr. Dessler, Mr.
Koval and Ms. Atkinson, respectively. Such loans are to be repaid on the earlier of five years from the effective date of the loan or thirty (30) days following the officer's voluntary termination of employment. The Notes are subject to prepayment in the event of the individual's sale of Common Shares, but only to the extent of net sale proceeds. The loans bear interest at the applicable federal rate.

         Christmas Tree Shops, Inc., a New England-based retailer of which Mr. Bilezikian is President and founder, is a customer of the Company's wholesale division. The dollar amount of purchases by the Christmas Tree Shops is not "material" (as defined in SEC Regulation S-K, Item 404(b)) to either the Company or Christmas Tree Shops.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     June 1, 2001


                                           MAZEL STORES INC.

                                           By: /s/ Susan Atkinson
                                               ------------------
                                                 Susan Atkinson,
                                                 Chief Financial Officer