Form 10-Q
period 2001-05-05
MAZEL STORES INC
filed 2001-06-18
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             May 5, 2001
                                                 OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597

                               MAZEL STORES, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

               OHIO                                      34-1830097
--------------------------------------               -----------------
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

Yes    *       No
    -------       -------

         Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

         Common Shares, no par value, outstanding as of May 30, 2001: 9,141,798.

                                      INDEX

                                                                        Page No.
                                                                        --------

             PART I - FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets - as of
             May 5, 2001 (unaudited) and February 3, 2001                    4

             Consolidated Statements of Operations (unaudited) -
             for the thirteen week periods ended
             May 5, 2001 and April 29, 2000                                  5

             Consolidated Statements of Cash Flows (unaudited) -
             for the thirteen week periods ended
            May 5, 2001 and April 29, 2000                                   6

             Condensed Notes to Consolidated Financial Statements            7

  Item 2.   Management's Discussion and Analysis of Financial                9
             Condition and Results of Operations


             PART II - OTHER INFORMATION

  Items 1- 6.                                                               15


  Signatures                                                                16

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

The Registrant's Consolidated Financial Statements follow this page.

                               MAZEL STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         May 5,                January 29,
                                                                          2001                     2000
                                                                     ----------                ---------
ASSETS                                                              (Unaudited)

Current assets
     Cash and cash equivalents                                       $   3,621                     2,318
     Receivables, less allowance for doubtful
        accounts of $408 in both periods                                15,778                    14,769
     Notes and accounts receivable - related parties                     4,064                     7,432
     Income tax receivable                                               2,625                     2,625
     Inventories                                                        52,863                    53,778
     Prepaid expenses                                                    1,542                     1,805
     Deferred income taxes                                               8,863                     8,863
                                                                     ---------                 ---------
             Total current assets                                       89,356                    91,590

Equipment, furniture, and leasehold improvements, net                   29,101                    30,479
Other assets                                                             3,829                     3,961
Investment in VCM, Ltd.                                                  8,946                     9,421
Goodwill, net                                                            9,682                     9,761
Deferred income taxes                                                    2,570                     2,570
                                                                     ---------                 ---------

                                                                      $143,484                   147,782
                                                                     =========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                              $    2,017                     2,017
     Accounts payable                                                   23,685                    22,763
     Accrued expenses and other current liabilities                      7,370                     8,384
                                                                     ---------                 ---------
             Total current liabilities                                  33,072                    33,164
Revolving line of credit                                                34,000                    35,769
Long-term debt, net of current portion                                   1,514                     2,511
Other liabilities                                                        4,747                     4,585
                                                                     ---------                 ---------
             Total liabilities                                          73,333                    76,029
Stockholders' equity
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                  --                         --
     Common stock, no par value; 14,000,000 shares authorized;
        9,141,800 shares issued and outstanding in both periods         64,320                    64,320
     Retained earnings                                                   5,831                     7,433
                                                                     ---------                 ---------
             Total stockholders' equity                                 70,151                    71,753
Commitments and contingencies
                                                                      $143,484                   147,782
                                                                     =========                 =========

      See accompanying condensed notes to consolidated financial statements




                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                 Thirteen Weeks  Ended
                                                                                            -------------------------------
                                                                                             May 5,                 April 29,
                                                                                              2001                    2000
                                                                                            ---------                -------
Net sales                                                                                  $ 75,775                  72,790
Cost of sales                                                                                49,117                  46,590
                                                                                           --------                 -------
          Gross profit                                                                       26,658                  26,200
Selling, general, and administrative expense                                                 28,053                  25,080
                                                                                           --------                 -------
          Operating (loss) profit                                                            (1,395)                  1,120
Other income (expense)
  Interest expense, net                                                                        (756)                   (840)
  Other                                                                                        (475)                   (268)
                                                                                           --------                 -------
          (Loss) income before income taxes                                                  (2,626)                     12
Income tax (benefit) expense                                                                 (1,024)                      6
                                                                                           --------                 -------
          Net (loss) income                                                                $ (1,602)                      6
                                                                                           ========                 =======

Net (loss) income per share (basic)                                                        $ (0.18)                    0.00
Net (loss) income per share (diluted)                                                      $ (0.18)                    0.00

Average shares outstanding (basic)                                                        9,141,800               9,141,800
Average shares outstanding (diluted)                                                      9,141,800               9,169,200


      See accompanying condensed notes to consolidated financial statements

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              Thirteen Weeks  Ended
                                                                        -------------------------------
                                                                         May 5,                  April 29,
                                                                          2001                      2000
                                                                      ----------                ----------
Cash flows from operating activities
     Net (loss) income                                                $ (1,602)                        6
     Adjustments to reconcile net (loss) income to
         net cash used in operating activities
            Depreciation and amortization                                1,797                      1,261
            Equity in net loss from VCM, Ltd.                              475                        268
            Changes in operating assets and liabilities
               Receivables                                               2,359                     (2,468)
               Inventories                                                 915                    (14,591)
               Prepaid expenses                                            263                        (47)
               Other assets                                                 24                      2,669
               Accounts payable                                            922                      5,686
               Accrued expenses and other liabilities                     (852)                    (2,093)
                                                                      ---------                  ---------
                   Net cash provided by (used in) operating activities   4,301                     (9,309)
                                                                      ---------                  --------

Cash flows from investing activities
      Capital expenditures                                                (232)                    (3,509)
                                                                      ---------                  ---------
             Net cash used in investing activities                        (232)                    (3,509)
                                                                      ---------                  ---------

Cash flows from financing activities
      Debt repayments                                                  (20,710)                   (11,112)
      Debt borrowings                                                   17,944                     24,455

             Net cash (used in) provided by financing activities        (2,766)                    13,343
                                                                      ---------                  ---------

Net increase in cash and cash equivalents                                1,303                        525
Cash and cash equivalents at beginning of period                         2,318                      2,367

Cash and cash equivalents at end of period                            $  3,621                      2,892
                                                                     ==========                  =========

Supplemental disclosures
      Cash paid for interest                                          $    911                        815
      Cash paid for income taxes                                      $     58                      1,679
                                                                    ===========                  =========


      See accompanying condensed notes to consolidated financial statements

                               MAZEL STORES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THIRTEEN WEEKS ENDED MAY 5, 2001 AND APRIL 29, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  Basis of Presentation

The consolidated financial statements for the thirteen week periods ended May 5, 2001 and April 29, 2000 (fiscal first quarters), respectively, represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

In the opinion of management, this information includes all adjustments that are normal and recurring in nature and necessary to present fairly the results of the interim periods shown in accordance with generally accepted accounting principles. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

The unaudited interim consolidated financial statements have been prepared using the same accounting principles that were used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 and should be read in conjunction with the consolidated financial statements and the notes thereto.

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

                                                                                               Thirteen Weeks Ended
                                                                                              -----------------------
                                                                                             May 5,            April 29,
                                                                                              2001               2000
                                                                                          ------------         --------
           NUMERATOR:
           Net (loss) income available to Common shareholders
              used in basic and diluted net income per share                             $     (1,602)                6
           DENOMINATOR:
           Weighted-average number of Common Shares used
              in basic earnings per share                                                   9,141,800         9,141,800
           Net dilutive effect of stock options                                                -                 27,400
                                                                                         -------------       -----------

           Weighted-average number of Common Shares and
              dilutive potential Common Shares used in diluted
              net (loss) income per share                                                   9,141,800         9,169,200
                                                                                         =============       ===========

           Basic net (loss) income per share                                             $      (0.18)             0.00
           Diluted net (loss) income per share                                           $      (0.18)             0.00

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

The Company was founded in 1975 as a wholesaler of closeout merchandise. The Company's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its retail operation, which began with the 1995 acquisition of the 12 store "Odd Job" chain. At the end of the fiscal 2001 first quarter, the Company operated 79 closeout retail stores under the names "Odd Job," "Odd Job Trading," and "Mazel's," including 31 in New York (9 of which are in Manhattan), 24 in New Jersey, eight in Ohio, seven in Pennsylvania, four in Michigan, three in Connecticut, and one each in Delaware and Kentucky.

The growth of the Company's retail operations, coupled with the fiscal 1997 investment in VCM, Ltd., has transformed the Company into a "retailer", with quarterly sales and earnings patterns similar to other retail operations. The Company does not expect to open new retail stores in fiscal 2001.

MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

The results of operations set forth below describe the Company's retail and wholesale segments and the Company's combined corporate structure.


                                                                        (Dollars in thousands, except per share data)

                                                                       Thirteen Weeks Ended           Thirteen Weeks Ended

                                                                            May 5, 2001                  April 29, 2000
                                                                       ----------------------        ----------------------

                                                                                   Percent of                     Percent of
                                                                        Amount     Net Sales          Amount      Net Sales
                                                                        ------     ---------          ------      ---------
Net sales
   Retail                                                             $ 54,915        72.47%         $ 47,421       65.15%
   Wholesale                                                            20,860        27.53%           25,369       34.85%
                                                                      --------      -------          --------       -----
                                                                        75,775       100.00%           72,790      100.00%
Gross profit
   Retail                                                               20,865        38.00%           18,869       39.79%
   Wholesale                                                             5,793        27.77%            7,331       28.90%
                                                                      --------      -------          --------       -----
                                                                        26,658        35.18%           26,200       35.99%
Segment operating (loss) profit
   Retail                                                               (2,559)       -4.66%           (2,532)      -5.34%
   Wholesale                                                             1,985         9.52%            3,658       14.42%
   Corporate                                                             (821)        -1.08%               (6)      -0.01%
                                                                      --------      -------          --------       -----
                                                                        (1,395)       -1.84%            1,120        1.54%

Interest expense, net                                                      756         1.00%              840        1.15%
Other expense, net                                                         475         0.63%              268        0.37%
Income tax (benefit) expense                                            (1,024)       -1.35%                6        0.01%
                                                                      --------      -------          --------       -----
   Net (loss) income                                                  $ (1,602)       -2.11%        $       6        0.01%
                                                                      =========     ========        =========      =======

Net (loss) income per share
    Basic                                                            $ ( 0.18)                       $   0.00
    Diluted                                                          $ ( 0.18)                       $   0.00

RETAIL SEGMENT

Thirteen Weeks 2001 versus Thirteen Weeks 2000 (Fiscal First Quarters)

Net sales for the first quarter 2001 were $54.9 million, compared to $47.4 million for the first quarter 2000, an increase of $7.5 million, or 15.8%. The sales increase resulted from a 2.7% increase in comparable store sales (64 stores) and from full-quarter sales in the 15 stores opened during fiscal 2000.

Gross profit for the fiscal 2001 first quarter was $20.9 million, compared to $18.9 million in first quarter 2000, an increase of $2.0 million, or 10.6%. Gross margin decreased to 38.0%, from 39.8% in the first quarter 2000, due primarily to lower levels of initial product mark-up and reduced promotional allowances.

Selling, general and administrative expense was $23.4 million for first quarter 2001, compared to $21.4 million in the prior year quarter, an increase of $2.0 million, or 9.5%. Selling, general and administrative expense, as a percentage of net sales, decreased to 42.7% in the first quarter 2001, from 45.1% in the first quarter 2000. The dollar increase primarily resulted from a $2.2 million increase in store level expenses and warehouse costs, attributable mostly to the full-quarter effect of the 15 stores opened in 2000. The percentage of sales decrease was due primarily to lower store payroll and warehouse costs, partially offset by higher advertising expense. Store level expenses include new store preopening costs, which totaled $713,000 for first quarter 2000. No preopening costs were incurred in the fiscal 2001 first quarter. In addition, administrative expenses decreased $248,000 due primarily to lower payroll and related expenses.

In the fiscal 2001 first quarter, retail reported an operating loss of $2.6 million, compared to an operating loss of $2.5 million for first quarter 2000, primarily due to the factors described above. As a percentage of net sales, operating margin totaled to -4.7%, compared to -5.3% in the fiscal 2000 first quarter..


WHOLESALE SEGMENT

Thirteen Weeks 2001 versus Thirteen Weeks 2000 (Fiscal First Quarters)

Net sales for the fiscal 2001 first quarter were $20.9 million, compared to $25.4 million in the fiscal 2000 first quarter, a decrease of $4.5 million, or 17.8%. The decrease was attributable to lower levels of drop ship sales and the impact of lower per case value from inventory liquidated pursuant to the special charge recorded in the fiscal 2000 fourth quarter.

Gross profit for the fiscal 2001 first quarter was $5.8 million, compared to $7.3 million in the fiscal 2000 first quarter, a decrease of $1.5 million, or 21.0%. Gross margin decreased to 27.8% in the first quarter 2001, from 28.9% in the first quarter 2000. The decrease in gross margin related to lower levels of vendor commission, partially offset by increased margins on drop shipped product sales.

Selling, general and administrative expense for the fiscal 2001 first quarter was $3.8 million, compared to $3.7 million in the fiscal 2000 first quarter, an increase of $135,000, or 3.7%. As a percentage of net sales, selling, general and administrative expense increased to 16.7% in the first quarter 2001, from 13.3% in the first quarter 2000. The percentage increase reflects higher handling costs related to the higher levels of cases shipped in relation to the lower sales value per case and the semi-fixed nature of the wholesale division's operating expenses.

Wholesale operating profit decreased to $2.0 million in the first quarter of fiscal 2001, from $3.7 million in the first quarter 2000. As a percentage of net sales, operating margin decreased to 9.5%, from 14.4% in the comparable 2000 quarter, due to the factors described above.


CORPORATE EXPENSE

Thirteen Weeks 2001 versus Thirteen Weeks 2000 (Fiscal First Quarters)

Corporate expense consists of the cost of senior management and shared administrative resources that are utilized by both segments of the business, and management fee revenue from VCM, Ltd. and other buying commissions. Corporate expense for the fiscal 2001 first quarter was $821,000, compared to $6,000 in the fiscal 2000 first quarter. The increase in corporate expense was primarily due to higher accruals for incentive-based compensation and professional fees, and lower levels of buying commission revenue. Corporate expense as a percentage of the Company's total sales was 1.1% for the fiscal 2001 first quarter, comparing to 0.1% for first quarter 2000.


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

The Company's growth has been financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit. The Company currently has a $60.0 million, seasonally adjusted, revolving line of credit and a $3.5 million term loan, expiring on November 15, 2002. The term loan requires quarterly payments of $500,000 plus accrued interest. Borrowings under the facility bear interest, at the Company's option, at either the banks' prime rate less 50 basis points or LIBOR plus a spread. Availability on the facility is the lesser of the total credit commitment or a borrowing base calculation based upon the Company's accounts receivable and inventories. At May 5, 2001, the Company had $24.5 million available under the facility. The facility contains restrictive covenants which require minimum net worth levels, maintenance of certain financial ratios and limitations on capital expenditures and investments.

On June 13, 2001, the Company executed definitive documentation on an amendment and restatement of its revolving credit facility that includes modification of covenants. The agreement provides for payment of an amendment fee of 50 basis points of the face amount, an increase in the interest rate (to prime plus 100 basis points) on the revolving credit facility, and an increase in the interest rate (to 25%) on the amortizing term loan. Additional fees, increases in interest rates, and the issuance of warrants exercisable on September 1, 2001 at $0.01 per share for up to 10% of the Company will be incurred if the Company fails to obtain a commitment to replace the current revolving credit facility or raise $10.0 million in subordinated capital by July 1, 2001 and finalized such commitment by September 1, 2001. The Company believes that the amended credit facility and cash flow from operations will be sufficient to fund operating activities and other obligations through the next twelve months. The Company has received and accepted term sheets with two financial institutions on a new credit arrangement. The Company expects to execute definitive documents by September 1, 2001. However, there can be no assurance that the definitive documents on the new credit arrangement will be executed.

For the first quarter of fiscal year 2001, cash provided by operating activities was $4.3 million. Comprising this was lower inventory ($0.9 million), lower receivables ($2.4 million), higher accounts payable ($0.9 million), and depreciation and amortization ($1.8 million), offset by the net loss ($1.6 million) and lower accrued expenses and other liabilities ($0.9 million). For the fiscal 2000 first quarter, cash used by operating activities totaled $9.3 million and was comprised of higher inventory ($14.6 million), higher receivables ($2.5 million) and lower accrued expenses and other liabilities ($2.1 million), partially offset by depreciation and amortization ($1.3 million), lower other assets ($2.7 million), and higher accounts payable ($5.7 million). Cash used in investing activities was $232,000 in the fiscal 2001 first quarter, reflective of the suspension of new store openings, compared to $3.5 million in last year's first quarter. Cash used for financing activities (debt repayments) totaled $2.8 million for the fiscal 2001 first quarter. For the fiscal 2000 first quarter, cash provided by financing activities totaled $13.3 million.

Total assets were $143.5 million at the end of the fiscal 2001 first quarter, compared to $147.8. million at fiscal 2000 year-end. Working capital decreased to $56.3 million at fiscal 2001 quarter-end, from $58.4 million at fiscal 2000 year-end. The current ratio was 2.7 to 1 at first quarter-end fiscal 2001, compared to 2.8 to 1 at fiscal 2000 year end.

SEASONALITY

The Company, with the growth of its retail operations and the retail orientation of the VCM, Ltd. joint venture, has shifted its business mix more toward retail. This shift will effect the net sales and earnings pattern of the Company, with a greater weighting toward the second half of the fiscal year.


NEW ACCOUNTING PRONOUNCEMENTS

Effective February 4, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments." SFAS No. 133, was amended by SFAS N0. 138, "Accounting for Derivative Instruments and Hedging Activities, An Amendment of SFAS No. 133." SFAS No. 133 as amended by SFAS No. 138 requires that derivative instruments be measured at fair value and be recorded as assets and liabilities on the balance sheet. The adoption of SFAS No. 133 as amended by SFAS No. 138 did not have a material effect on the Company's financial position or results of operations.


FORWARD LOOKING STATEMENTS

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: (i) the Company's obtainment of a satisfactory financing alternative of the Company's existing credit facility,
(ii) the Company's execution of a plan to return its retail stores to profitability; (iii) the ability to purchase sufficient quality closeout merchandise at acceptable terms, (iv) the profitability of both the wholesale division and the VCM joint venture; (v) the ability of the Company to attract and retain qualified management and store personnel; and (vi) the seasonal nature of the Company's retail operations. Please refer to the Company's subsequent SEC filings under the Securities Exchange Act of 1934, as amended, for further information.

                           PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings
                        None
Item 2.                 Changes in Securities
                        None
Item 3.                 Default upon Senior Securities
                        None
Item 4.                 Submission of matters to a vote of security holders
                        None
Item 5.                 Other Information
                        None
Item 6.                 Exhibits and Reports on Form 8K
                        4.4 Third Amendment to Asset Based Loan and Security Agreement dated June 13, 2001

                        4.5 Warrant Agreement dated June 13, 2001, by and among Registrant and The Provident Bank, National City Bank, And Lasalle Bank National Association.

                        10.14 Employment Agreement dated May 7, 2001 between
                              Registrant and Peter J. Hayes.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MAZEL STORES, INC.
                                           (Registrant)


  6/14/01                                  /s/ Peter Hayes
---------------                            ----------------
Date                                       Peter Hayes
                                           Chief Executive Officer



  6/14/01                                  /s/ Sue Atkinson
---------------                            -----------------
Date                                       Sue Atkinson
                                           Senior Vice President -
                                           Chief Financial Officer and Treasurer