Form 10-Q
period 2001-08-04
MAZEL STORES INC
filed 2001-09-18
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     August 4, 2001
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597

                               MAZEL STORES, INC.
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

               Ohio                                            34-1830097
--------------------------------------                      ---------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                31000 Aurora Road
                                Solon, Ohio 44139
                               ------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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
Yes       *       No
     ----------       -----------

 Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

Common Shares, no par value, outstanding as of August 31, 2001: 9,117,093.




                                    1 of 18

                               MAZEL STORES, INC.


                                      INDEX

                                                                        Page No.
                                                                        --------

         PART I - FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets -
                    August 4, 2001 (unaudited) and February 3, 2001         4

                    Consolidated Statements of Operations (unaudited) -
                    for the thirteen and twenty-six week periods ended
                    August 4, 2001 and July 29, 2000                        5

                    Consolidated Statements of Cash Flows (unaudited) -
                    for the twenty-six week periods ended
                    August 4, 2001 and July 29, 2000                        6

                    Notes to Consolidated Financial Statements              7

         Item 2.   Management's Discussion and Analysis of Financial       10
                    Condition and Results of Operations


         PART II - OTHER INFORMATION

         Item 1-6.                                                         17


         Signatures                                                        18







                                    2 of 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The Registrant's Consolidated Financial Statements follow this page.









































                                    3 of 18

                               MAZEL STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      August 4,    February 3,
                                                                        2001          2001
                                                                      --------      --------
                                                                     (Unaudited)
ASSETS

Current assets
     Cash and cash equivalents                                        $  3,160         2,318
     Receivables, less allowance for doubtful accounts
        of $408 in both periods                                         13,960        14,769
     Notes and accounts receivable-related parties                       4,502         7,432
     Income tax receivable                                                  --         2,625
     Inventories                                                        56,301        53,778
     Prepaid expenses                                                    2,147         1,805
     Deferred income taxes                                               8,093         8,863
                                                                      --------      --------
             Total current assets                                       88,163        91,590

Equipment, furniture, and leasehold improvements, net                   27,791        30,479
Other assets                                                             3,691         3,961
Investment in VCM, Ltd.                                                  8,045         9,421
Goodwill, net                                                            9,604         9,761
Deferred income taxes                                                    2,180         2,570
                                                                      --------      --------

                                                                      $139,474       147,782
                                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                                $  2,017         2,017
     Accounts payable                                                   26,937        22,763
     Accrued expenses and other current liabilities                      7,440         8,384
                                                                      --------      --------
             Total current liabilities                                  36,394        33,164
Revolving line of credit                                                28,807        35,769
Long-term debt, net of current portion                                   1,008         2,511
Other liabilities                                                        4,866         4,585
                                                                      --------      --------
             Total liabilities                                          71,075        76,029
Stockholders' equity
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                     --            --
     Common stock, no par value; 14,000,000 shares authorized;
        9,117,100 and 9,141,800 shares issued and
        outstanding, respectively                                       64,246        64,320
     Retained earnings                                                   4,153         7,433
                                                                      --------      --------
             Total stockholders' equity                                 68,399        71,753
        Commitments and contingencies
                                                                      --------      --------
                                                                      $139,474       147,782
                                                                      ========      ========


           See accompanying notes to consolidated financial statements




                                    4 of 18

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)


                                                       Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                  -----------------------------       -----------------------------
                                                    August 4,          July 29,         August 4,        July 29,
                                                      2001              2000              2001              2000
                                                  -----------       -----------       -----------       -----------

Net sales                                         $    78,574            73,141           154,349           145,931
Cost of sales                                          51,119            46,499           100,236            93,089
                                                  -----------       -----------       -----------       -----------
     Gross profit                                      27,455            26,642            54,113            52,842
Selling, general and administrative expense            28,474            26,728            56,527            51,808
                                                  -----------       -----------       -----------       -----------
     Operating (loss) profit                           (1,019)              (86)           (2,414)            1,034
Interest expense, net                                    (830)           (1,110)           (1,586)           (1,950)
Other income (expense)                                   (901)              107            (1,376)             (161)
                                                  -----------       -----------       -----------       -----------
     Loss before income taxes                          (2,750)           (1,089)           (5,376)           (1,077)
Income tax benefit                                     (1,072)             (435)           (2,096)             (429)
                                                  -----------       -----------       -----------       -----------
     Net loss                                     $    (1,678)             (654)           (3,280)             (648)
                                                  ===========       ===========       ===========       ===========

Net loss per common share -
     basic and diluted                            $     (0.18)            (0.07)            (0.36)            (0.07)

Weighted average common shares outstanding -
     basic and diluted                              9,135,000         9,141,800         9,138,400         9,141,800








           See accompanying notes to consolidated financial statements



                                    5 of 18

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                   Twenty-six Weeks Ended
                                                                   -----------------------
                                                                  August 4,       July 29,
                                                                     2001           2000
                                                                   --------       --------

Cash flows from operating activities
     Net loss                                                      $ (3,280)          (648)
     Adjustments to reconcile net loss
         to net cash used in operating activities
            Depreciation and amortization                             3,750          2,795
            Equity in net loss from VCM, Ltd.                         1,376            187
            Changes in operating assets and liabilities
              Receivables                                             6,364         (2,603)
              Inventories                                            (2,523)       (17,366)
              Prepaid expenses                                         (342)          (705)
              Deferred taxes                                          1,160            (99)
              Other assets                                              (69)         1,930
              Accounts payable                                        4,174          4,207
              Accrued expenses and other liabilities                   (663)        (1,896)

                                                                   --------       --------
                Net cash provided (used) by operating activities      9,947        (14,198)
                                                                   --------       --------

Cash flows from investing activities
      Capital expenditures                                             (566)        (6,248)
                                                                   --------       --------
                Net cash used by investing activities                  (566)        (6,248)
                                                                   --------       --------
Cash flows from financing activities
      Debt repayments                                               (38,982)       (24,203)
      Debt borrowings                                                30,517         45,225
      Purchase of Common Shares                                         (74)            --
                                                                   --------       --------
                Net cash (used) provided by financing activities     (8,539)        21,022
                                                                   --------       --------

Net increase in cash and cash equivalents                               842            576
Cash and cash equivalents at beginning of period                      2,318          2,367
                                                                   --------       --------
Cash and cash equivalents at end of period                         $  3,160          2,943
                                                                   ========       ========
Supplemental disclosures:
     Cash paid for interest                                        $  1,682          1,660
     Cash (received) paid for taxes - net                          $ (4,508)         1,835
                                                                   ========       ========



           See accompanying notes to consolidated financial statements




                                    6 of 18

                               MAZEL STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
                        AUGUST 4, 2001 AND JULY 29, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

(1)  Basis of Presentation

The consolidated financial statements for the thirteen week (fiscal second quarter) and twenty-six week (fiscal first half) periods ended August 4, 2001 and July 29, 2000, respectively, represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

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


(2) Investment in VCM, Ltd.

On August 3, 1997, the Company commenced the operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores ("VCDS"), whereby VCM operates the toy, sporting goods, and general merchandise departments for the Value City Department Stores chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's original investment in VCM, which is accounted for under the equity method, was $9,637. In addition to its 50 percent equity share of VCM's net profit or loss, the Company receives a management fee equal to three percent of net sales. The Company recorded management fee revenue totaling $769,000 and $809,000 for the fiscal 2001 and 2000 second quarters, respectively, and $1.5 million for both fiscal 2001 and 2000 first halves, respectively.

On July 19, 2001, the Company received a notice from VCDS with respect to its election to terminate the VCM joint venture by fiscal 2001 year-end. VCDS has the option to continue the business of VCM and acquire the net assets at book value or liquidate the net assets. The Company has not received notice of VCDS's election and is in discussion with VCDS regarding the notice of termination. As of August 4, 2001, the Company and VCDS have not reached an agreement as to the book value of VCM.



                                    7 of 18

(3) Earnings Per Share

The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

                                                        Thirteen Weeks Ended                Twenty-six Weeks Ended
                                                    -----------------------------       -----------------------------
                                                     August 4,          July 29,         August 4,          July 29,
                                                       2001               2000             2001               2000
                                                    -----------       -----------       -----------       -----------

NUMERATOR:
Net loss attributable to common shareholders
   used in basic and diluted net loss per share     $    (1,678)             (654)           (3,280)             (648)

DENOMINATOR:
Weighted-average number of Common Shares
   used in basic earnings per share                   9,135,000         9,141,800         9,138,400         9,141,800
Net dilutive effect of stock options                         --                --                --                --
                                                    -----------       -----------       -----------       -----------

Weighted-average number of Common Shares
   and dilutive potential Common Shares used
   in diluted net loss per share                      9,135,000         9,141,800         9,138,400         9,141,800
                                                    ===========       ===========       ===========       ===========

Basic net loss per share                            $     (0.18)            (0.07)            (0.36)            (0.07)
Diluted net loss per share                          $     (0.18)            (0.07)            (0.36)            (0.07)


(4) Business Segment Information

The Company's business segments are: retail, wholesale, and corporate. Summarized financial information by business segment is as follows:

                               Thirteen Weeks Ended          Twenty-six Weeks Ended
                              -----------------------       -----------------------
                              August 4,      July 29,       August 4,      July 29,
                                2001           2000           2001           2000
                              --------       --------       --------       --------

Sales:
   Retail                     $ 60,135         52,830        115,050        100,251
   Wholesale                    19,672         22,725         42,442         50,353
   Intersegment sales           (1,233)        (2,414)        (3,143)        (4,673)
                              --------       --------       --------       --------
                              $ 78,574         73,141        154,349        145,931
                              ========       ========       ========       ========

Operating (loss) profit:
   Retail                     $ (1,446)        (1,574)        (4,005)        (4,106)
   Wholesale                     1,058          1,442          3,043          5,100
   Corporate                      (631)            46         (1,452)            40
                              --------       --------       --------       --------
                              $ (1,019)           (86)        (2,414)         1,034
                              ========       ========       ========       ========


                                    8 of 18

(5) Long-term Debt

  On August 21, 2001, the Company entered into a $70.0 million three-year revolving credit facility with IBJ Whitehall Retail Finance. Under this facility, the Company also borrowed $8.0 million through a Tranche B term loan with Wingate Capital, and $1.0 million through a Tranche C term loan with The Provident Bank and National City Bank. Borrowings under the revolving credit facility bear interest, at the Company's option, at either the banks' prime rate or LIBOR plus a spread based upon an availability grid. Interest on the Tranche B loan is based upon the greater of the banks' prime rate plus 750 basis points or 15%, plus a deferred interest payment of $300,000 due upon payment of the Tranche B loan. Interest on the Tranche C loan is 20% through November 2001 and 25% thereafter. The Tranche C loan also provided for the issuance of warrants for 2.5% of the Company's outstanding shares at $0.01 per share in the event that the loan exists as of June 3, 2002. The warrants are not yet exercisable and will terminate in their entirety if the Tranche C loan is repaid by June 3, 2002. Availability on the revolving credit facility and the Tranche B loan is the lesser of the total credit commitment or a borrowing base calculation based primarily upon the Company's accounts receivable and inventories. The entire facility contains restrictive covenants that require minimum EBITDA levels, maximum annual capital expenditure levels, and minimum inventory leverage ratios.

  In the fiscal 2001 third quarter, the Company will record an extraordinary loss as a result of the early extinguishment of debt relating to the Company's former revolving credit facility. The extraordinary loss consists of the write-off of debt issuance costs and will total approximately $400,000, or $250,000 net of tax.


(6) New Accounting Pronouncements

  On July 20, 2001, The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. This statement also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. The Company must adopt SFAS No. 142 at the beginning of the fiscal year 2002 (beginning February 3, 2002). As of August 4, 2001, unamortized goodwill totals $9.6 million, including accumulated amortization totaling
  $1.8 million. Management is currently analyzing the effect of SFAS No. 142 will have on the Company's financial position or results of operations.






                                    9 of 18

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

  The Company was founded in 1975 as a wholesaler of closeout merchandise. The Company's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its retail operation, which began with the 1995 acquisition of the 12 store "Odd Job" chain. The Company currently operates 79 closeout retail stores under the names "Odd Job," "Odd Job Trading," and "Mazel's," including 31 in New York (nine of which are in Manhattan), 24 in New Jersey, eight in Ohio, seven in Pennsylvania, four in Michigan, three in Connecticut, and one each in Delaware and Kentucky.

  The growth of the Company's retail operations, coupled with the fiscal 1997 investment in VCM, Ltd., has transformed the Company into a "retailer," with quarterly sales and earnings patterns similar to other retail operations. The Company does not expect to open new retail stores in fiscal 2001.



















                                    10 of 18

  MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

  The results of operations set forth below describe the Company's retail and wholesale segments and the Company's combined corporate structure.


                               MAZEL STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                             Thirteen Weeks Ended                            Twenty-six Weeks Ended
                                  -------------------------------------------     -------------------------------------------
                                  August 4,                July 29,               August 4,               July 29,
                                    2001          %         2000         %         2001          %         2000         %
                                  --------     ------     --------     ------     --------     ------     --------     ------

Net sales
  Retail                          $ 60,135      76.53%      52,830      72.33%     115,050      74.54%     100,251      68.70%
  Wholesale                         18,439      23.47%      20,311      27.77%      39,299      25.46%      45,680      31.30%
                                  --------     ------     --------     ------     --------     ------     --------     ------
                                    78,574     100.00%      73,141     100.00%     154,349     100.00%     145,931     100.00%
Gross profit
  Retail                            22,590      37.57%      21,268      40.26%      43,455      37.77%      40,137      40.04%
  Wholesale                          4,865      26.38%       5,374      26.46%      10,658      27.12%      12,705      27.81%
                                  --------     ------     --------     ------     --------     ------     --------     ------
                                    27,455      34.94%      26,642      36.43%      54,113      35.06%      52,842      36.21%
Segment operating (loss) profit
  Retail                            (1,446)     (2.40%)     (1,574)     (2.98%)     (4,005)     (3.48%)     (4,106)     (4.10%)
  Wholesale                          1,058       5.74%       1,442       7.10%       3,043       7.74%       5,100      11.16%
  Corporate                           (631)     (0.80%)         46       0.06%      (1,452)     (0.94%)         40       0.03%
                                  --------     ------     --------     ------     --------     ------     --------     ------
                                    (1,019)     (0.12%)        (86)     (0.12%)     (2,414)     (1.56%)      1,034       0.71%

Interest expense, net                  830       1.06%       1,110       1.52%       1,586       1.03%       1,950       1.34%
Other (income) expense, net            901       1.15%        (107)     (0.15%)      1,376       0.89%         161       0.11%
Income tax benefit                  (1,072)     (1.36%)       (435)     (0.59%)     (2,096)     (1.36%)       (429)     (0.29%)
                                  --------     ------     --------     ------     --------     ------     --------     ------
   Net loss                       $ (1,678)     (2.14%)       (654)     (0.89%)     (3,280)     (2.13%)       (648)     (0.44%)
                                  ========     ======     ========     ======     ========     ======     ========     ======

Net loss per common share -
   basic and diluted              $  (0.18)                  (0.07)                  (0.36)                  (0.07)








                                    11 of 18

  RETAIL SEGMENT

  Thirteen Weeks 2001 versus Thirteen Weeks 2000 (Fiscal Second Quarter)

  Net sales for the fiscal 2001 second quarter were $60.1 million, compared to $52.8 million for the second quarter 2000, an increase of $7.3 million, or 13.8%. The sales increase resulted from a comparable store net sales increase of 5.7% and from the new stores opened during fiscal 2000.

  Gross profit for the fiscal 2001 second quarter was $22.6 million, compared to $21.3 million in second quarter 2000, an increase of $1.3 million, or 6.2%. Gross margin decreased to 37.6% in the second quarter 2001, from 40.3% in the second quarter 2000. The decrease in gross margin was due primarily to lower realized product markup.

  Selling, general and administrative expense was $24.0 million for second quarter 2001, compared to $22.8 million in the prior year second quarter, an increase of $1.2 million, or 5.2%. Selling, general and administrative expense, as a percentage of net sales, decreased to 40.0% in the second quarter 2001, from 43.2% in the second quarter 2000. The dollar increase primarily resulted from a $1.4 million increase in store level expenses, of which $933,000 related to the new stores opened during fiscal 2000, primarily payroll and occupancy. In the fiscal 2000 second quarter, the Company had new store preopening expenses that totaled $611,000; no such expenses were incurred in the fiscal 2001 second quarter. Administrative expenses decreased $285,000 due primarily to lower payroll expenses.

  In the fiscal 2001 second quarter, retail reported an operating loss of $1.4 million, compared to an operating loss of $1.6 million for the second quarter 2000. As a percentage of net sales, operating margin increased to -2.4%, from -3.0%. This increase was primarily due to the factors described above.

  Twenty-six Weeks 2001 versus Twenty-six Weeks 2000 (Fiscal First Half)

  Net sales for the fiscal 2001 first half were $115.0 million, compared to $100.3 million for the fiscal 2000 first half, an increase of $14.7 million, or 14.8%. The sales increase resulted from a comparable store net sales increase of 4.3% and from the new stores opened during fiscal 2000.

  Gross profit for the fiscal 2001 first half was $43.5 million, compared to $40.1 million in the fiscal 2000 first half, an increase of $3.4 million, or 8.2%. Gross margin decreased to 37.8% in the fiscal 2001 first half, from 40.0% in the prior year first half. The decrease in gross margin was due primarily to lower realized product markup and reduced vendor allowances.

  Selling, general and administrative expense was $47.5 million for the fiscal 2001 first half, compared to $44.2 million in the prior year, an increase of $3.2 million, or 7.3%. Selling, general and administrative expense, as a percentage of net sales, decreased to 41.2% in the fiscal 2001 first half, from 44.1% in the fiscal 2000 first half. The dollar increase primarily resulted from a $3.7 million increase in store level expenses, primarily payroll and occupancy. In addition, there were no new store preopening expenses incurred in the fiscal 2001 first half,


                                    12 of 18
  compared to $1.3 million for fiscal 2000 first half. Administrative expenses decreased $533,000 due primarily to lower payroll expenses and general operating expenses.

  In the fiscal 2001 first half, retail reported an operating loss of $4.0 million, compared to an operating loss of $4.1 million for the same prior year period. As a percentage of net sales, operating margin increased to -3.5%, from -4.1%. This increase was primarily due to the factors described above.


  WHOLESALE SEGMENT

  Thirteen Weeks 2001 versus Thirteen Weeks 2000 (Fiscal Second Quarter)

  Net sales for the fiscal 2001 second quarter were $18.4 million, compared to $20.3 million in the fiscal 2000 second quarter, an decrease of $1.9 million, or 9.2%. The decrease was due primarily to lower drop-shipped sales and the continued liquidation of inventory specifically targeted in the special charge recorded in the fiscal 2000 fourth quarter.

  Gross profit for the fiscal 2001 second quarter was $4.9 million, compared to $5.4 million in the fiscal 2000 second quarter, a decrease of $509,000, or 9.5%. However, gross margin was 26.4%, unchanged from the second quarter 2000 which included higher levels of vendor allowances.

  Selling, general and administrative expense for the fiscal 2001 second quarter was $3.8 million, compared to $3.9 million in the fiscal 2000 second quarter, a decrease of $125,000, or 3.2%. The decrease is primarily attributable to lower warehouse, sales and marketing, and administrative expense, partially offset by higher levels of bad debt expense. As a percentage of net sales, selling, general and administrative expense increased to 20.7% in the second quarter 2000, from 19.4% in last year's second quarter.

  Wholesale operating profit decreased to $1.1 million in the second quarter of fiscal 2001, from $1.4 million in the second quarter 2000. As a percentage of net sales, operating margin decreased to 5.7%, from 7.1%, due to the factors described above.

  Twenty-six Weeks 2001 versus Twenty-six Weeks 2000 (Fiscal First Half)

  Net sales for the fiscal 2001 first half were $39.3 million, compared to $45.7 million in the fiscal 2000 first half, a decrease of $6.4 million, or 14.0%. The decrease was due primarily to lower drop-shipped sales and the impact of lower per case value of inventory liquidated pursuant to the special charge recorded in the fiscal 2000 fourth quarter.

  Gross profit for the fiscal 2001 first half was $10.7 million, compared to $12.7 million in the fiscal 2000 first half, a decrease of $2.0 million, or 16.1%. Gross margin was 27.1% for the fiscal 2001 first half, compared to 27.8% for the same period last year. This decrease was due primarily to lower margin on stock sales and lower levels of vendor allowances.


                                    13 of 18

  Selling, general and administrative expense for the fiscal 2001 first half was $7.6 million, unchanged from the fiscal 2000 first half. As a percentage of net sales, selling, general and administrative expense increased to 19.4% in the fiscal 2001 first half, from 16.6% in the last year's first half, due to the lower sales level.

  Wholesale operating profit decreased to $3.0 million in the first half of fiscal 2001, from $5.1 million in the fiscal 2000 first half. As a percentage of net sales, operating margin decreased to 7.7%, from 11.2%, due to the factors described above.


  CORPORATE

  Thirteen Weeks 2001 versus Thirteen Weeks 2000 (Fiscal Second Quarter)

  Corporate consists of the cost of senior management and shared administrative resources that are utilized by both segments of the business, offset by the income generated by the management fee revenue from VCM, Ltd., and other buying commissions. For the fiscal 2001 second quarter, corporate expense totaled $631,000, compared to corporate income of $46,000 in the fiscal 2000 second quarter. Corporate expenses increased $677,000 reflecting lower management incentive compensation accruals for the fiscal 2000 second quarter, and a reduction in buying commission revenue.

  Twenty-six Weeks 2001 versus Twenty-six Weeks 2000 (Fiscal First Half)

  Corporate expense for the fiscal 2001 first half was $1.5 million, compared to corporate income of $40,000 in the prior year first half. This increase in corporate expenses reflects a reduction on buying commission revenue, and lower management incentive compensation accruals for the fiscal 2000 first half.

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

  On an annual basis, the Company's growth is financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit. On August 21, 2001, the Company entered into a $70.0 million three-year revolving credit facility with IBJ


                                    14 of 18

  Whitehall Retail Finance. Under this facility, the Company also borrowed $8.0 million through a Tranche B term loan with Wingate Capital, and $1.0 million through a Tranche C term loan with The Provident Bank and National City Bank. Borrowings under the revolving credit facility bear interest, at the Company's option, at either the banks' prime rate or LIBOR plus a spread based upon an availability grid. Interest on the Tranche B loan is based upon the greater of the banks' prime rate plus 750 basis points or 15%, plus a deferred interest payment of $300,000 due upon payment of the Tranche B loan. Interest on the Tranche C loan is 20% through November 2001 and 25% thereafter. The Tranche C loan also provided for the issuance of warrants for 2.5% of the Company's outstanding shares at $0.01 per share in the event that the loan exists as of June 3, 2002. The warrants are not yet exercisable and will terminate in their entirety if the Tranche C loan is repaid by June 3, 2002. Availability on the revolving credit facility and the Tranche B loan is the lesser of the total credit commitment or a borrowing base calculation based primarily upon the Company's accounts receivable and inventories. The entire facility contains restrictive covenants that require minimum EBITDA levels, maximum annual capital expenditure levels, and minimum inventory leverage ratios.

  For the fiscal 2001 first half, cash provided by consolidated operating activities was $9.9 million, comprised primarily of an increase in accounts payable, a decrease in accounts receivable related to the lower sales levels in the wholesale division, and the collection of income tax receivables related to the fiscal 2000 net loss. Cash used in operating activities the fiscal 2000 first half totaled $14.2 million comprised primarily of an increase in inventories for both the retail and wholesale divisions, and an increase in accounts receivable due to the higher sales levels. Cash used in investing activities in the first half 2001 decreased to $566,000, from $6.3 million in the same 2000 period. The decrease is reflective of the suspension of new store openings in fiscal 2001 and the completion of the retail warehouse racking and automation project in fiscal 2000. Cash used in financing activities was $8.5 million for the fiscal 2001 first half, as excess operating cashflow was used to reduce borrowings on the Company's revolving credit facility. This compares to cash provided by financing activities of $21.0 million for the 2000 first half, and was the result of additional borrowings from the Company's credit facility to fund operating and investing cashflow requirements.

  Total assets were $139.5 million at the end of the fiscal 2001 second quarter, compared to $147.8 million at fiscal 2000 year-end. Working capital decreased to $51.8 million at the fiscal 2001 first half-end, from $58.4 million at fiscal 2000 year-end, primarily the result of a decrease in receivables and an increase in accounts payable. The current ratio was 2.4 to 1 at the 2001 first half-end, compared to 2.8 to 1 at fiscal 2000 year-end.


  SEASONALITY

  The Company, with the growth of its retail operations and the retail orientation of the VCM, Ltd. joint venture, has shifted its business mix more toward retail. This shift will effect the net sales and earnings pattern of the Company, with a greater weighting toward the second half of the fiscal year.



                                    15 of 18

  NEW ACCOUNTING PRONOUNCEMENTS

  On July 20, 2001, The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. This statement also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. The Company must adopt SFAS No. 142 at the beginning of the fiscal year 2002 (beginning February 3, 2002). As of August 4, 2001, unamortized goodwill totals $9.6 million, including accumulated amortization totaling
  $1.8 million. Management is currently analyzing the effect of SFAS No. 142 will have on the Company's financial position or results of operations.


  FORWARD LOOKING STATEMENTS

  Forward-looking statements in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, (i) the Company's execution of a plan to restore its retail stores to profitability and the profitability of its wholesale division; (ii) the ability to purchase sufficient quality closeout and other merchandise at acceptable terms; and
  (iii) the ability of the Company to attract and retain qualified management and store personnel. Please refer to the Company's SEC filings for further information.




                                    16 of 18

                                     PART II
                                OTHER INFORMATION

  Item 1.      Legal Proceedings
               None

  Item 2.      Changes in Securities
On August 21, 2001, the Company refinanced its entire credit facility and entered into a Tranche C loan that provided for the issuance of warrants for 2.5% of the Company's outstanding shares at $0.01 per share in the event that the loan exists as of June 3, 2002. The warrants are not yet exercisable and will terminate in their entirety if the Tranche C loan is repaid by June 3, 2002.

As a result of the refinancing, the warrant agreement for 10% of the Company's outstanding shares, issued early in fiscal 2001, was terminated.

  Item 3.      Default upon Senior Securities
               None

  Item 4.      Submission of matters to a vote of security holders
               None

  Item 5.      Other Information
On July 19, 2001, the Company received a notice from Value City Department Stores (VCDS) with respect to its election to terminate the VCM joint venture by fiscal 2001 year-end. VCDS has the option to continue the business of VCM and acquire the net assets at book value or liquidate the net assets. The Company has not received notice of VCDS's election and is in discussion with VCDS regarding the notice of termination. As of August 4, 2001, the Company and VCDS have not reached an agreement as to the book value of VCM.

  Item 6.      Exhibits and Reports on Form 8K
A Form 8-K was filed on September 5, 2001 to report the new credit facility.






                                    17 of 18

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MAZEL STORES, INC.
                                        (Registrant)


  9/18/01                               /s/ Peter J. Hayes
---------------                         ------------------
Date                                    Peter J. Hayes
                                        Chief Executive Officer



  9/18/01                               /s/ Edward Cornell
---------------                         ------------------
Date                                    Edward Cornell
                                        Acting Chief Financial Officer









                                    18 of 18