Form 10-Q
period 2001-11-03
MAZEL STORES INC
filed 2001-12-18
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     November 3, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                31000 Aurora Road
                                Solon, Ohio 44139
                                -----------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Common Shares, no par value, outstanding as of November 30, 2001: 9,117,093.




                                    1 of 20

                               MAZEL STORES, INC.


                                      INDEX

                                                                                                  Page No.
                                                                                                  --------

         PART I - FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets -
                    November 3, 2001 (unaudited) and February 3, 2001                               4

                    Consolidated Statements of Operations (unaudited) -
                    for the thirteen and thirty-nine week periods ended
                    November 3, 2001 and October 28, 2000                                           5

                    Consolidated Statements of Cash Flows (unaudited) -
                    for the thirty-nine week periods ended
                    November 3, 2001 and October 28, 2000                                           6

                    Notes to Consolidated Financial Statements (unaudited)                          7

         Item 2.   Management's Discussion and Analysis of Financial                               11
                    Condition and Results of Operations


         PART II - OTHER INFORMATION

         Item 1-6.                                                                                 19


         Signatures                                                                                20




                                    2 of 20

                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The Registrant's Consolidated Financial Statements follow this page.















                                    3 of 20

                               MAZEL STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       November 3,       February 3,
                                                                           2001             2001
                                                                       -----------       -----------
ASSETS                                                                 (Unaudited)

Current assets
     Cash and cash equivalents                                           $  4,047            2,318
     Receivables, less allowance for doubtful accounts
        of $408 in both periods                                            13,242           14,769
     Notes and accounts receivable-related parties                          5,496            7,432
     Income tax receivable                                                      -            2,625
     Inventories                                                           66,889           53,778
     Prepaid expenses                                                       2,354            1,805
     Deferred income taxes                                                  5,442            8,863
                                                                         --------         --------
             Total current assets                                          97,470           91,590

Equipment, furniture, and leasehold improvements, net                      26,303           30,479
Other assets                                                                3,443            3,961
Investment in VCM, Ltd.                                                     6,804            9,421
Goodwill, net                                                               9,526            9,761
Deferred income taxes                                                       3,399            2,570
                                                                         --------         --------

                                                                         $146,945          147,782
                                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                                   $  1,517            2,017
     Accounts payable                                                      32,860           22,763
     Accrued expenses and other current liabilities                         4,433            8,384
                                                                         --------         --------
             Total current liabilities                                     38,810           33,164
Revolving line of credit                                                   29,072           35,769
Long-term debt, net of current portion                                      7,511            2,511
Other liabilities                                                           4,917            4,585
                                                                         --------         --------
             Total liabilities                                             80,310           76,029
Stockholders' equity
     Preferred stock, no par value; 2,000,000 shares authorized;
        no shares issued or outstanding                                         -                -
     Common stock, no par value; 14,000,000 shares authorized;
        9,117,100 and 9,141,800 shares issued and
        outstanding, respectively                                          64,246           64,320
     Retained earnings                                                      2,389            7,433
                                                                         --------         --------
             Total stockholders' equity                                    66,635           71,753
        Commitments and contingencies
                                                                         --------         --------
                                                                         $146,945          147,782
                                                                         ========         ========


           See accompanying notes to consolidated financial statements



                                    4 of 20

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                      Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                  -----------------------------       -----------------------------
                                                  November 3,       October 28,       November 3,       October 28,
                                                      2001              2000              2001              2000
                                                  -----------       -----------       -----------       -----------

Net sales                                         $    76,429            74,222           230,778           220,153
Cost of sales                                          48,395            47,694           148,631           140,783
                                                  -----------       -----------       -----------       -----------
     Gross profit                                      28,034            26,528            82,147            79,370
Selling, general and administrative expense            28,260            29,030            84,787            80,838
                                                  -----------       -----------       -----------       -----------
     Operating loss                                      (226)           (2,502)           (2,640)           (1,468)
Interest expense, net                                  (1,032)           (1,232)           (2,618)           (3,182)
Other expense                                          (1,241)             (550)           (2,617)             (711)
                                                  -----------       -----------       -----------       -----------
     Loss before income taxes
     and extraordinary loss                            (2,499)           (4,284)           (7,875)           (5,361)
Income tax benefit                                       (976)           (1,713)           (3,072)           (2,142)
                                                  -----------       -----------       -----------       -----------
     Loss before extraordinary loss                    (1,523)           (2,571)           (4,803)           (3,219)
Extraordinary loss on extinguishment
of debt (net of $154 tax benefit)                        (241)                -              (241)                -
                                                  -----------       -----------       -----------       -----------
     Net loss                                     $    (1,764)           (2,571)           (5,044)           (3,219)
                                                  ===========       ===========       ===========       ===========

Net loss per common share -
     basic and diluted                            $     (0.19)            (0.28)            (0.55)            (0.35)

Weighted average common shares outstanding -
     basic and diluted                              9,117,100         9,141,800         9,131,800         9,141,800



           See accompanying notes to consolidated financial statements



                                    5 of 20

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                          Thirty-nine Weeks Ended
                                                                        --------------------------
                                                                        November 3,     October 28,
                                                                           2001            2000
                                                                         ---------       --------
Cash flows from operating activities
     Net loss                                                            $ (5,044)        (3,219)
     Adjustments to reconcile net loss
         to net cash used in operating activities
            Depreciation and amortization                                   5,632          4,477
            Equity in net loss from VCM, Ltd.                               2,617            738
            Changes in operating assets and liabilities
               Receivables                                                  3,463         (4,038)
               Inventories                                                (13,111)       (24,365)
               Prepaid expenses                                             2,076           (818)
               Deferred taxes                                               2,592            (99)
               Other assets                                                     7            610
               Accounts payable                                            10,097         17,386
               Accrued expenses and other liabilities                      (3,619)        (2,737)
                                                                         --------       --------

                   Net cash provided (used) by operating activities         4,710        (12,065)
                                                                         --------       --------

Cash flows from investing activities
      Capital expenditures                                                   (710)        (9,337)
                                                                         --------       --------

                   Net cash used by investing activities                     (710)        (9,337)
                                                                         --------       --------

Cash flows from financing activities
      Debt repayments                                                     (99,718)       (40,068)
      Debt borrowings                                                      97,521         62,422
      Purchase of Common Shares                                               (74)            --
                                                                         --------       --------

                   Net cash (used) provided by financing activities        (2,271)        22,354
                                                                         --------       --------

Net increase in cash and cash equivalents                                   1,729            952
Cash and cash equivalents at beginning of period                            2,318          2,367
                                                                         --------       --------

Cash and cash equivalents at end of period                               $  4,047          3,319
                                                                         ========       ========

Supplemental disclosures:
     Cash paid for interest                                              $  2,783          2,776
     Cash (received) paid for taxes - net                                $ (4,509)         2,023
                                                                         ========       ========



           See accompanying notes to consolidated financial statements


                                    6 of 20

                               MAZEL STORES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED
                      NOVEMBER 3, 2001 AND OCTOBER 28, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

(1)  Basis of Presentation

The consolidated financial statements for the thirteen-week (fiscal third quarter) and thirty-nine week (fiscal nine month) periods ended November 3, 2001 and October 28, 2000, respectively, represent the consolidated retail and wholesale operations of Mazel Stores, Inc. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

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


(2) Investment in VCM, Ltd.

On August 3, 1997, the Company commenced the operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores ("VCDS"), whereby VCM operates the toy, sporting goods, and general merchandise departments for the Value City Department Stores chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's original investment in VCM, which is accounted for under the equity method, was $9,637. In addition to its 50 percent equity share of VCM's net profit or loss, the Company receives a management fee equal to three percent of net sales. The Company recorded management fee revenue totaling $867 and $810 for the fiscal 2001 and 2000 third-quarters, respectively, and $2.3 million for both fiscal 2001 and 2000 nine months, respectively.

On July 19, 2001, the Company received a notice from VCDS with respect to its election to terminate the VCM joint venture by fiscal 2001 year-end. VCDS has the option to continue the business of VCM and acquire the net assets at book value or liquidate the net assets. The Company has not received notice of VCDS's election and is in discussion with VCDS regarding the notice of termination. As of November 3, 2001, the Company and VCDS have not reached an agreement as to the book value of VCM.



                                    7 of 20

(3) Earnings Per Share

The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

                                                     Thirteen Weeks Ended                Thirty-nine Weeks Ended
                                                  -----------------------------       -----------------------------
                                                  November 3,       October 28,       November 3,       October 28,
                                                     2001              2000               2001              2000
                                                     ----              ----               ----              ----
NUMERATOR:
Net loss attributable to common
   shareholders used in basic and diluted
   net loss per share                             $    (1,764)           (2,571)           (5,044)           (3,219)
DENOMINATOR:
Weighted-average number of
   Common Shares used in basic
   earnings per share                               9,117,100         9,141,800         9,131,800         9,141,800
Net dilutive effect of stock options                       --                --                --                --
                                                  -----------       -----------       -----------       -----------

Weighted-average number of Common
   Shares and dilutive potential Common
   Shares used in diluted net loss per share        9,117,100         9,141,800         9,131,800         9,141,800
                                                  ===========       ===========       ===========       ===========

Basic net loss per share                          $     (0.19)            (0.28)            (0.55)            (0.35)
Diluted net loss per share                        $     (0.19)            (0.28)            (0.55)            (0.35)


(4) Business Segment Information

The Company's business segments are: retail, wholesale, and corporate. Summarized financial information by business segment is as follows:

                                    Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                    --------------------        -----------------------
                                 November 3,    October 28,    November 3,    October 28,
                                    2001           2000           2001           2000
                                    ----           ----           ----           ----
Sales:
  Retail                          $ 57,394         52,305        172,444        152,556
  Wholesale                         21,211         24,479         63,653         74,832
  Intersegment sales                (2,176)        (2,562)        (5,319)        (7,235)
                                  --------       --------       --------       --------
                                  $ 76,429         74,222        230,778        220,153
                                  ========       ========       ========       ========

Operating (loss) profit:
  Retail                          $ (1,870)        (4,110)        (5,875)        (8,216)
  Wholesale                          1,938          2,081          4,981          7,181
  Corporate                           (294)          (473)        (1,746)          (433)
                                  --------       --------       --------       --------
                                  $   (226)        (2,502)        (2,640)        (1,468)
                                  ========       ========       ========       ========


                                    8 of 20

(5) Long-term Debt

  On August 21, 2001, the Company entered into a $70.0 million three-year revolving credit facility with IBJ Whitehall Retail Finance. Under this facility, the Company also borrowed $8.0 million through a Tranche B term loan with Wingate Capital, and $1.0 million through a Tranche C term loan with The Provident Bank and National City Bank. Borrowings under the revolving credit facility bear interest, at the Company's option, at either the banks' prime rate or LIBOR plus a spread based upon an availability grid. Interest on the Tranche B loan is based upon the greater of the banks' prime rate plus 750 basis points or 15%, plus 3% deferrable at the Company's option, plus an original issue discount of $300,000 due upon payment of the Tranche B loan. Interest on the Tranche C loan is 20% through November 2001 and 25% thereafter. The Tranche C loan also provided for the issuance of warrants for 2.5% of the Company's outstanding shares at $0.01 per share in the event that the loan exists as of June 3, 2002. The warrants are not yet exercisable and will terminate in their entirety if the Tranche C loan is repaid by June 3, 2002. Availability on the revolving credit facility and the Tranche B loan is the lesser of the total credit commitment or a borrowing base calculation based primarily upon the Company's accounts receivable and inventories. The entire facility contains restrictive covenants that require minimum EBITDA levels, maximum annual capital expenditure levels, and minimum inventory leverage ratios. At November 3, 2001, the Company was in compliance with all restrictive covenants.

  In the fiscal 2001 third quarter, the Company recorded an extraordinary loss as a result of the early extinguishment of debt relating to the Company's former revolving credit facility. The extraordinary loss consists of the write-off of debt issuance costs totaling $395, or $241 net of tax.


(6) New Accounting Pronouncements

  In July 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. This statement also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. The Company must adopt SFAS No. 142 at the beginning of the fiscal year 2002 (beginning February 3, 2002). As of November 3, 2001, unamortized goodwill totals $9.5 million, including accumulated amortization totaling $1.8 million. Management is currently analyzing the effect that SFAS No. 142 will have on the Company's financial position or results of operations.

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations


                                    9 of 20
  associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of the long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however earlier application is permitted. Management does not believe SFAS No. 143 will have a significant impact on the Company's financial position or results of operations.

  In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and portions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Discontinued Events and Extraordinary Items," and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. Management does not believe SFAS No. 144 will have a significant impact on the Company's financial position or results of operations.




                                    10 of 20

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

  The Company was founded in 1975 as a wholesaler of closeout merchandise. The Company's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its retail operation, which began with the 1995 acquisition of the 12 store "Odd Job" chain. The Company currently operates 76 closeout retail stores under the names "Odd Job," "Odd Job Trading," and "Mazel's," including 30 in New York (eight of which are in Manhattan), 24 in New Jersey, seven in Ohio, six in Pennsylvania, four in Michigan, three in Connecticut, and one each in Delaware and Kentucky.

  The growth of the Company's retail operations, coupled with the fiscal 1997 investment in VCM, Ltd., has transformed the Company into a "retailer," with quarterly sales and earnings patterns similar to other retail operations. The Company did not open new retail stores in fiscal 2001.








                                    11 of 20

  MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

  The results of operations set forth below describe the Company's retail and wholesale segments and the Company's combined corporate structure.


                               MAZEL STORES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)



                                                     Thirteen Weeks Ended                        Thirty-nine Weeks Ended
                                            ----------------------------------------     -------------------------------------------
                                                November 3,           October 28,           November 3,            October 28,
                                             2001         %        2000          %         2001         %         2000         %
                                           -----------------------------------------     -------------------------------------------

Net sales
  Retail                                   $ 57,394     75.09%     52,305      70.47%     172,444     74.72%     152,556     69.30%
  Wholesale                                  19,035     24.91%     21,917      29.53%      58,334     25.28%      67,597     30.70%
                                           --------    ------     -------    -------     --------    ------     --------    ------
                                             76,429    100.00%     74,222     100.00%     230,778    100.00%     220,153    100.00%
Gross profit
  Retail                                     22,799     39.72%     20,463      39.12%      66,254     38.42%      60,600     39.72%
  Wholesale                                   5,235     27.50%      6,065      27.67%      15,893     27.24%      18,770     27.77%
                                           --------    ------     -------    -------     --------    ------     --------    ------
                                             28,034     36.68%     26,528      35.74%      82,147     35.60%      79,370     36.05%
Segment operating (loss) profit
  Retail                                     (1,870)    (3.26%)    (4,110)     (7.86%)     (5,875)    (3.41%)     (8,216)    (5.39%)
  Wholesale                                   1,938     10.18%      2,081       9.49%       4,981      8.54%       7,181     10.62%
  Corporate                                    (294)    (0.39%)      (473)     (0.63%)     (1,746)    (0.75%)       (433)    (0.19%)
                                           --------    ------     -------    -------     --------    ------     --------    ------
                                               (226)    (0.30%)    (2,502)     (3.37%)     (2,640)    (1.14%)     (1,468)    (0.67%)

Interest expense, net                         1,032      1.35%      1,232       1.66%       2,618      1.13%       3,182      1.45%
Other expense, net                            1,241      1.62%        550       0.74%       2,617      1.13%         711      0.32%
                                           --------    ------     -------    -------     --------    ------     --------    ------
Loss before income taxes and
  extraordinary loss                         (2,499)    (3.27%)    (4,284)     (5.77%)     (7,875)    (3.41%)     (5,361)    (2.44%)

Income tax benefit                             (976)    (1.28%)    (1,713)     (2.31%)     (3,072)    (1.33%)     (2,142)    (0.97%)
                                           --------    ------     -------    -------     --------    ------     --------    ------
Loss before extraordinary loss               (1,523)    (1.99%)    (2,571)     (3.46%)     (4,803)    (2.08%)     (3,219)    (1.46%)

Extraordinary loss on extinguishment of
  debt (net of $154 tax benefit)               (241)    (0.32%)         -          -         (241)    (0.10%)          -         -
                                           --------    ------     -------    -------     --------    ------     --------    ------
   Net loss                                $ (1,764)    (2.31%)    (2,571)     (3.46%)     (5,044)    (2.19%)     (3,219)    (1.46%)
                                           ========    ======     =======    =======     ========    ======     ========    ======

Net loss per common share -
  basic and diluted                        $  (0.19)                (0.28)                  (0.55)                 (0.35)


                                    12 of 20

  RETAIL SEGMENT

  Thirteen Weeks 2001 versus Thirteen Weeks 2000 (Fiscal Third Quarter)

  Net sales for the fiscal 2001 third quarter were $57.4 million, compared to $52.3 million for the third quarter 2000, an increase of $5.1 million, or 9.7%. The sales increase resulted from a comparable store net sales increase of 6.7% and from the new stores opened during fiscal 2000.

  Gross profit for the fiscal 2001 third quarter was $22.8 million, compared to $20.5 million in third quarter 2000, an increase of $2.3 million, or 11.4%. Gross margin increased to 39.7% in the third quarter 2001, from 39.1% in the third quarter 2000. The increase in gross margin was due primarily to higher realized product markup.

  Selling, general and administrative expense was $24.7 million for third quarter 2001, approximately unchanged from the prior year third quarter. Selling, general and administrative expense, as a percentage of net sales, decreased to 43.0% in the third quarter 2001, from 47.0% in the third quarter 2000. Store level expenses increased $517,000, primarily payroll, advertising, and occupancy, attributable to new stores opened during fiscal 2000. In the fiscal 2000 third quarter, the Company had new store preopening expenses that totaled $525,000; no such expenses were incurred in the fiscal 2001 third quarter. Administrative expenses decreased $421,000 due primarily to lower payroll and general operating expenses.

  In the fiscal 2001 third quarter, retail reported an operating loss of $1.9 million, compared to an operating loss of $4.1 million for the third quarter 2000. As a percentage of net sales, operating margin increased to -3.3%, from -7.9%. This increase was primarily due to the factors described above.

  Thirty-nine Weeks 2001 versus Thirty-nine Weeks 2000 (Fiscal Nine Months)

  Net sales for the fiscal 2001 nine months were $172.4 million, compared to $152.6 million for the fiscal 2000 nine months, an increase of $19.8 million, or 13.0%. The sales increase resulted from a comparable store net sales increase of 5.1% and from the new stores opened during fiscal 2000.

  Gross profit for the fiscal 2001 nine months was $66.3 million, compared to $60.6 million in the fiscal 2000 nine months, an increase of $5.7 million, or 9.3%. Gross margin decreased to 38.4% in the fiscal 2001 nine months, from 39.7% in the prior year nine months. The decrease in gross margin was due primarily to lower realized product markup and reduced vendor allowances.

  Selling, general and administrative expense was $72.1 million for the fiscal 2001 nine months, compared to $68.8 million in the prior year, an increase of $3.3 million, or 4.8%. Selling, general and administrative expense, as a percentage of net sales, decreased to 41.8% in the fiscal 2001 nine months, from 45.1% in the fiscal 2000 nine months. The dollar increase primarily resulted from a $4.3 million increase in store level expenses, primarily payroll, advertising, and occupancy attributable to new stores opened during fiscal 2000. In addition,


                                    13 of 20
  there were no new store preopening expenses incurred in the fiscal 2001 nine months, compared to $1.8 million for fiscal 2000 nine months. Administrative expenses decreased $954,000 due primarily to lower payroll expenses and general operating expenses.

  In the fiscal 2001 nine months, retail reported an operating loss of $5.9 million, compared to an operating loss of $8.2 million for the same prior year period. As a percentage of net sales, operating margin increased to -3.4%, from -5.4%. This increase was primarily due to the factors described above.


  WHOLESALE SEGMENT

  Thirteen Weeks 2001 versus Thirteen Weeks 2000 (Fiscal Third Quarter)

  Net sales for the fiscal 2001 third quarter were $19.0 million, compared to $21.9 million in the fiscal 2000 third quarter, a decrease of $2.9 million, or 13.1%. The decrease was due primarily to lower drop-shipped sales and the impact of lower per case value of inventory liquidated pursuant to the special charge recorded in the fiscal 2000 fourth quarter.

  Gross profit for the fiscal 2001 third quarter was $5.2 million, compared to $6.1 million in the fiscal 2000 third quarter, a decrease of $830,000, or 13.7%. Gross margin decreased slightly to 27.5% in the fiscal 2001 third quarter, from 27.7% in the third quarter 2000.

  Selling, general and administrative expense for the fiscal 2001 third quarter was $3.3 million, compared to $4.0 million in the fiscal 2000 third quarter, a decrease of $687,000, or 17.2%. The decrease is primarily attributable to lower warehouse and administrative expense, mostly payroll and incentive compensation accruals. As a percentage of net sales, selling, general and administrative expense decreased to 17.3% in the third quarter 2001, from 18.2% in last year's third quarter.

  Wholesale operating profit decreased to $1.9 million in the third quarter of fiscal 2001, from $2.1 million in the third quarter 2000. As a percentage of net sales, operating margin increased to 10.2%, from 9.5%, due to the factors described above.

  Thirty-nine Weeks 2001 versus Thirty-nine Weeks 2000 (Fiscal Nine Months)

  Net sales for the fiscal 2001 nine months were $58.4 million, compared to $67.6 million in the fiscal 2000 nine months, a decrease of $9.2 million, or 13.7%. The decrease was due primarily to lower drop-shipped sales and the impact of lower per case value of inventory liquidated pursuant to the special charge recorded in the fiscal 2000 fourth quarter.

  Gross profit for the fiscal 2001 nine months was $15.9 million, compared to $18.8 million in the fiscal 2000 nine months, a decrease of $2.9 million, or 15.3%. Gross margin decreased to 27.2% for the fiscal 2001 nine months, compared to 27.8% for the same period last year. This



                                    14 of 20
  decrease was due primarily to lower margin on stock sales and lower levels of vendor allowances.

  Selling, general and administrative expense for the fiscal 2001 nine months was $10.9 million, compared to $11.6 million in the fiscal 2000 nine months, a decrease of $677,000, or 5.8%. As a percentage of net sales, selling, general and administrative expense increased to 18.7% in the fiscal 2001 nine months, from 17.1% in the last year's nine months, due to the lower sales level.

  Wholesale operating profit decreased to $5.0 million in the nine months of fiscal 2001, from $7.2 million in the fiscal 2000 nine months. As a percentage of net sales, operating margin decreased to 8.5%, from 10.6%, due to the factors described above.


  CORPORATE

  Thirteen Weeks 2001 versus Thirteen Weeks 2000 (Fiscal Third Quarter)

  Corporate consists of the cost of senior management and shared administrative resources that are utilized by both segments of the business, offset by the income generated by the management fee revenue from VCM, Ltd., and other buying commissions. For the fiscal 2001 third quarter, corporate expense totaled $294,000, compared to $473,000 in the fiscal 2000 third quarter. Corporate expenses decreased $179,000 primarily reflecting lower management incentive compensation accruals for the fiscal 2001 third quarter, lower professional fees, and an increase in VCM management fee revenue.

  Thirty-nine Weeks 2001 versus Thirty-nine Weeks 2000 (Fiscal Nine Months)

  Corporate expense for the fiscal 2001 nine months was $1.7 million, compared to $433,000 in the same prior year period. This increase in corporate expenses reflects a reduction of buying commission revenue and lower management incentive compensation accruals for the fiscal 2000 nine months, partially offset by an increase in VCM management fee revenue.


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

  On an annual basis, the Company's growth is financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit. On August 21,



                                    15 of 20

  2001, the Company entered into a $70.0 million three-year revolving credit facility with IBJ Whitehall Retail Finance. Under this facility, the Company also borrowed $8.0 million through a Tranche B term loan with Wingate Capital, and $1.0 million through a Tranche C term loan with The Provident Bank and National City Bank. Borrowings under the revolving credit facility bear interest, at the Company's option, at either the banks' prime rate or LIBOR plus a spread based upon an availability grid. Interest on the Tranche B loan is based upon the greater of the banks' prime rate plus 750 basis points or 15%, plus 3% deferrable at the Company's option, plus an original issue discount of $300,000 due upon payment of the Tranche B loan. Interest on the Tranche C loan is 20% through November 2001 and 25% thereafter. The Tranche C loan also provided for the issuance of warrants for 2.5% of the Company's outstanding shares at $0.01 per share in the event that the loan exists as of June 3, 2002. The warrants are not yet exercisable and will terminate in their entirety if the Tranche C loan is repaid by June 3, 2002. Availability on the revolving credit facility and the Tranche B loan is the lesser of the total credit commitment or a borrowing base calculation based primarily upon the Company's accounts receivable and inventories. At November 3, 2001, availability on the Company's revolving credit facility and Tranche B loan was $21 million. The entire facility contains restrictive covenants that require minimum EBITDA levels, maximum annual capital expenditure levels, and minimum inventory leverage ratios. At November 3, 2001, the Company was in compliance with all restrictive covenants.


  For the fiscal 2001 nine months, cash provided by consolidated operating activities was $4.7 million, comprised primarily of an increase in accounts payable and the collection of income tax receivables related to the fiscal 2000 net loss, partially offset by the seasonal increase in retail inventory. Cash used in operating activities the fiscal 2000 nine months totaled $12.1 million, comprised primarily of an increase in inventories for both the retail and wholesale divisions, and an increase in accounts receivable due to the higher sales levels. Cash used in investing activities in the nine months 2001 decreased to $710,000, from $9.3 million in the same 2000 period. The decrease is reflective of the suspension of new store openings in fiscal 2001 and the completion of the retail warehouse racking and automation project in fiscal 2000. Cash used in financing activities was $2.3 million for the fiscal 2001 nine months, as excess operating cashflow was used to reduce borrowings on the Company's revolving credit facility. This compares to cash provided by financing activities of $22.4 million for the 2000 nine months, and was the result of additional borrowings from the Company's credit facility to fund operating and investing cash flow requirements.

  Total assets were $146.9 million at the end of the fiscal 2001 third quarter, compared to $147.8 million at fiscal 2000 year-end. Working capital increased slightly to $58.7 million at the fiscal 2001 third quarter-end, from $58.4 million at fiscal 2000 year-end, primarily the result of an increase in inventory, partially offset by an increase in accounts payable. The current ratio was 2.5 to 1 at the 2001 third quarter-end, compared to 2.8 to 1 at fiscal 2000 year-end.



                                    16 of 20

  SEASONALITY

  The Company, with the growth of its retail operations and the retail orientation of the VCM, Ltd. joint venture, has shifted its business mix more toward retail. This shift will effect the net sales and earnings pattern of the Company, with a greater weighting toward the second half of the fiscal year.


  NEW ACCOUNTING PRONOUNCEMENTS

  In July 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. This statement also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests will be performed annually. The Company must adopt SFAS No. 142 at the beginning of the fiscal year 2002 (beginning February 3, 2002). As of November 3, 2001, unamortized goodwill totals $9.5 million, including accumulated amortization totaling $1.8 million. Management is currently analyzing the effect of SFAS No. 142 will have on the Company's financial position or results of operations.

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of the long-lived asset, except for certain obligations of lessees. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however earlier application is permitted. Management does not believe SFAS No. 143 will have a significant impact on the Company's financial position or results of operations.

  In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and portions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Discontinued Events and Extraordinary Items," and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. Management does not believe SFAS No. 144 will have a significant impact on the Company's financial position or results of operations.


                                    17 of 20

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



                                    18 of 20

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

  Item 3.      Default upon Senior Securities
               None
  Item 4.      Submission of matters to a vote of security holders
               The Company's annual meeting of shareholders was held on September 5, 2001.

  At the annual meeting, the Company's shareholders elected Charles Bilezikian, Brady Churches, and Robert Horne as Directors whose term expires at the annual meeting of shareholders in 2004. Reuven Dessler, Ned Sherwood, William Shenk, and Mark Miller continued as Directors whose term expires at the annual meeting of shareholders in 2002. Peter Hayes, Jacob Koval, and Jerry Sommers continued as Directors whose term expires at the annual meeting of shareholders in 2003. The following tabulation represents the voting for the elected Directors:

                                                                   Withheld
                 Nominee                         For              Authority
         ----------------------            --------------         ---------
         Charles Bilezikian                4,299,767              1,193,210
         Brady Churches                    4,929,067                563,910
         Robert Horne                      4,929,767                563,210

  At the annual meeting, the Company's shareholder's ratified the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ended February 2, 2002. The holders of 5,217,461 Common Shares voted to ratify the appointment, 275,116 voted against the ratification, and the holders of 400 shares abstained.

  Item 5.      Other Information
               None
  Item 6.      Exhibits and Reports on Form 8K
               Reference Form 8-K that was filed on September 5, 2001 relating to the Company's revolving credit facility dated August 21, 2001.



                                    19 of 20

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MAZEL STORES, INC.
                                              (Registrant)


    12/17/01                                   /s/ Peter J. Hayes
  ----------------                            ----------------------------------
  Date                                        Peter J. Hayes
                                              Chief Executive Officer



    12/17/01                                   /s/ Edward Cornell
  ----------------                            ----------------------------------
  Date                                        Edward Cornell
                                              Executive V.P. and CFO


                                    20 of 20