Form 10-K
period 2002-02-02
MAZEL STORES INC
filed 2002-05-03
CIK 1022536

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)



             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-21597
                             ---------------------
                               MAZEL STORES, INC.
             (Exact name of Registrant as specified in its charter)

                     OHIO                                        34-1830097
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

               200 HELEN STREET                                    07080
             SOUTH PLAINFIELD, NJ                                (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  908-222-1000

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

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $17.4 million at May 3, 2002. The number of common shares outstanding at April 30, 2002 was 9,046,945.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    4
Item 3.   Legal Proceedings...........................................    5
Item 4.   Submission of Matters to a Vote of Security Holders.........    5

                                  PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................    5
Item 6.   Selected Financial Data.....................................    6
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8
Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   13
Item 8.   Financial Statements and Supplementary Data.................   13
Item 9.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosures.......................................   13

                                  PART III
Item 10.  Directors and Executive Officers of the Company.............   13
Item 11.  Executive Compensation......................................   15
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   17
Item 13.  Certain Relationships and Related Transactions..............   19

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   20

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Mazel Stores, Inc. (the "Company") is a major regional closeout retail business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer. At February 2, 2002 (fiscal 2001 year-end), the Company operated a chain of 76 closeout retail stores in New York, New Jersey, Pennsylvania, Connecticut, Delaware, Ohio, Michigan, and Kentucky. The Company had fiscal 2001 sales of $258.1 million.

     The Company was founded in 1975 as a wholesaler of close out merchandise. Management's business strategy has primarily focused on the growth of its Odd Job stores, the initial 12 stores having been acquired by the Company in 1995. In February 2002, the Company sold its Wholesale Division to focus exclusively on the growth and profitability of the retail stores. The stores which operate primarily under the name Odd Job, are located in the Mid-Atlantic and Midwest region with a concentration in metropolitan New York. The company has consolidated management, buying and administrative functions to its 200 Helen Street, South Plainfield, New Jersey corporate office. The Company expects to change its corporate name to "Odd Job Stores, Inc." later this year.

INDUSTRY OVERVIEW

     Closeout retailing is an important segment of the retailing industry in the United States. Closeout retailers provide a valuable service to manufacturers by purchasing excess products. Closeout merchandisers also take advantage of generally lower prices in the off-season by buying and warehousing seasonal merchandise for future sale. As a result of acquiring merchandise at a deeper discount, closeout merchandisers can offer merchandise at prices significantly lower than those offered by traditional retailers.

     The closeout sector has benefited from several industry trends. Consolidation in the retail industry and the expansion of just-in-time inventory requirements have generally had the effect of shifting inventory risk from retailers to manufacturers. In addition, a trend toward shorter product cycles, particularly in the consumer goods sector, has increased the frequency of new product and new product packaging introductions. These factors have increased the reliance of manufacturers on closeout retailers like the Company, who frequently are able to purchase larger quantities of excess inventory and successfully control the distribution of such goods.

OPERATIONS

     General. The Company's chain of 76 retail stores as of February 2, 2002 operate under the names "Odd Job," "Odd Job Trading" and "Mazel's" and are located in New York (30, including 8 in Manhattan), New Jersey (23), Ohio (7), Pennsylvania (7), Michigan (4), Connecticut (3), Delaware (1), and Kentucky (1). The retail stores generated sales of $258.1 million in fiscal 2001.

     Merchandising and Marketing. The Company believes that its customers are attracted to its stores principally because of the availability of a large assortment of quality consumer items, which are frequently brand-name, at attractive prices. The Company offers certain general categories of merchandise on a continual basis, although specific lines, products and manufacturers change continuously. Inventories depend primarily on the types of merchandise that the Company is able to acquire at any given time. The Company believes that this changing variety of merchandise from one day to the next results in customers shopping at the stores more frequently than they might otherwise. The Company refers to such frequent shoppers as "treasure hunters" due to their regular visits to the Company's stores in an effort to seek out bargains. The Company's stores offer substantial savings on housewares, domestics, cards and stationary, books, candles, party supplies, health and beauty aids, food, toys, hardware, giftware, electronics and garden supplies. Brands carried by the Company's stores may include, at any given time, Kodak, American Greetings, Sunbeam, Keebler, M&M Mars, Mattel, Mikasa, Newell/Rubbermaid and Sony. In addition, the Company has increased the breadth and quality of its seasonal merchandise and has sought to promote these items through in-store displays designed around specific holidays.

     The Company believes its large selection of brand-name products often attracts a customer seeking a particular brand or product, who will check the Company's stores in search of the lowest price before resorting to a large discount store where the customer assumes the product is in stock. In addition, the Company's stores carry, on a consistent basis, selected goods manufactured to the Company's specifications. The Company is able to negotiate competitive prices with manufacturers of these products, many of whom are located outside the United States. Such products enable the Company to provide high-quality, cost-effective merchandise on a continuous basis.

     Management believes the presentation of its merchandise is critical to communicating value and quality to its customers. The Company uses a variety of adaptable merchandising fixtures and displays that add flexibility in the presentation of a changing merchandise mix. Some merchandise is displayed in its initial packaging, stacked floor-to-ceiling. A message board appears in every store, indicating both new arrivals and coming merchandise, in an effort to appeal to the "treasure hunters." The Company relies on attractive exterior signage and in-store merchandising as primary forms of advertising. The Company's print advertising program uses mailers, in-paper ads, and circulars, on a periodic basis, to promote up to 40 value-oriented and easily recognizable items. As a result of its merchandise mix, visual merchandising methods and high-traffic store locations, the average inventory turn rate is approximately 4 times per year.

     Purchasing. The Company believes that the primary factor contributing to the success of its business is its ability to locate and take advantage of opportunities to purchase large quantities of quality brand-name merchandise at prices that allow the Company to resell the merchandise at prices that are substantially below traditional retail prices. The Company's buyers purchase merchandise from approximately 1,500 suppliers throughout the world.

     Store Operations. Each store is staffed with section managers who have primary responsibility for helping customers and monitoring sales floor inventory in several merchandise categories. Section managers continually replenish the shelves, communicate information as to fast-selling items to store managers and identify slow-moving products for clearance. Each store has between six and fourteen check-out stations and provides sales personnel for customer assistance. Sales are primarily for cash, personal checks and credit cards. The Company's Manhattan stores offer free daily storage that enables customers to pick up items purchased during the day on their way home from work, and UPS shipment for larger purchases. The Company's stores have seven day-a-week operations and have extended weekend hours. The Company has created an infrastructure consisting of District Managers each responsible for the operations of approximately eleven stores, reporting directly to the Senior Vice President-Store Operations.

     Store Locations. The Company's 68 suburban stores at February 2, 2002 are located in strip shopping centers. The 8 Manhattan stores are located in high-traffic urban corridors (i.e. near Grand Central Station, Rockefeller Center, Port Authority, Penn Station, Empire State Building, City Hall Park, Union Square, and across from Bloomingdales) that provide access to large numbers of commuters. As a result, the Manhattan stores generate higher sales volumes during the work week. The Company's suburban stores are generally near a major highway or thoroughfare, making them easily accessible to customers. The suburban stores generate higher sales volumes during the weekends. The Company attempts to tailor its merchandising and marketing strategies to respond to the differences in its urban and suburban stores. The Company's stores range in size from 6,500 to 30,000 square feet. On average, approximately 80% of the area of each store represents selling space. All of the stores are located in leased facilities.

     The Company did not open new stores in fiscal 2001 nor does it expect to open any new stores in the first half of 2002. The Company is evaluating its future expansion strategy. When the Company returns to its expansion program it will consider new stores in the Northeast, Mid-Atlantic, and Midwest markets, which are serviceable from the Company's South Plainfield, New Jersey warehouse and distribution facility. Stores may be opened in other geographic areas if favorable conditions exist. In fiscal 2001, the Company permanently closed two stores and temporarily closed a third store due to fire damage. That store was reopened in April 2002.

     In choosing specific sites for expansion, the Company considers numerous factors including demographics, traffic patterns, location of competitors, rent costs in relation to current market, and overall retail activity. The Company's standards for evaluating these factors are flexible and are based on the nature of the market. The Company may seek to expand in both suburban and urban markets. Due to its broader selection of closeout merchandise than other closeout retailers, the Company seeks high volume regional centers with a strong anchor tenant.

     In selecting new store locations, the Company has historically sought existing structures which it can refurbish in a manner consistent with its merchandising concept. This strategy, which typically requires minimal leasehold improvements by the Company, enables the Company to open stores in new locations generally within six to twelve weeks following occupancy of the space.

     Warehousing and Distribution. Merchandise is distributed to the retail stores primarily from the Company's 535,000 square foot South Plainfield, New Jersey warehouse and distribution facility. The Company believes the South Plainfield facility has the capacity to support its longer-term retail expansion plans.

     The majority of the Company's inventory is shipped directly from suppliers to the Company's South Plainfield, New Jersey warehouse and distribution facility. Since the South Plainfield, New Jersey warehouse and distribution facility maintains back-up inventory and provides deliveries several times per week to each store, in-store inventory requirements are reduced and the Company is able to operate with smaller stores. Off-hours stocking is utilized to support the store's inventory turnover, particularly during the busy fourth quarter. The Company's inventory is delivered to the stores by a contract carrier, as well as by direct vendor shipments.

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

MANAGEMENT INFORMATION SYSTEMS

     The Company's operations are supported by a third party owned and internally managed IBM AS400-based computer system. The system utilizes vendor purchased integrated distribution, merchandising, inventory and warehousing software. The Company also uses a vendor purchased general ledger accounting system. During fiscal 2000, the Company completed the installation of its vendor purchased retail purchasing and perpetual inventory systems.

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

     In addition to competition in the sale of merchandise, the Company encounters significant competition in locating and obtaining closeout, overproduction and similar merchandise for its operations. There is increasing competition for the purchase of such merchandise. However, the Company believes that it will have sufficient sources to enable it to continue purchasing such merchandise in the future.

TRADEMARKS

     The Company has registered "Odd Job", "Odd Job Trading" and "Mazel's" as trademarks in the United States. The Company has registered or has filed registration applications for certain other trademarks and trade names.

     In connection with the sale of its Wholesale Division, the Company sold the "Mazel" name. It expects to change its corporate name to "Odd Job Stores, Inc." this summer and will change the name of its Midwest stores over the next several years.

EMPLOYEES

     At February 2, 2002, excluding those employees from the sold Wholesale Division, the Company had 1,879 employees including 1,762 in direct retail and warehouse operations. Corporate employees included 117 in general management, administrative and support positions. The Company considers its relationship with its employees to be good. Approximately 143 of the warehouse employees in South Plainfield, New Jersey, are subject to a 48-month collective bargaining agreement that expires on January 28, 2005. The Company is not a party to any other labor agreements.

DISCONTINUED OPERATIONS

     On February 11, 2002, the Company effected the sale of its Wholesale Division. As a result of the divestiture, the Company has repositioned itself solely as a closeout retailer. The financial statements and notes have been reclassified for all periods presented to reflect the wholesale segment as a discontinued operation. Initial proceeds from the sale of approximately $23 million in cash were received on February 11, 2002, which was after the Company's February 2, 2002 year end and, therefore, not reflected at that time. Proceeds from the sales were primarily used to pay down existing borrowings under the Company's Revolving Credit Facility. An additional payment is expected based upon the final revised balance sheet as of February 11, 2002.

TERMINATION OF JOINT VENTURE

     On February 2, 2002, the Registrant and Value City Department Stores (VCDS) reached an agreement on the terms of the previously announced termination of their VCM, Ltd. joint venture that operated various departments in VCDS stores. VCDS now operates such departments directly. Under the terms of the Agreement, VCDS paid the Registrant $8.4 million in consideration of the termination of Registrant's rights in and to the joint venture. Registrant also received $4.1 million in management fees for the year ended February 2, 2002.

ITEM 2.  PROPERTIES

     The Company leases a 535,000 square foot facility in South Plainfield, New Jersey from a limited liability company in which two of its Directors are minority owners. Housing the Company's corporate offices, approximately 510,000 square feet of the facility is utilized by the warehouse and distribution operation, with the remainder used for office space. The lease for the facility expires November 30, 2018.

The Company believes its facilities will be generally adequate for its operational requirements for the foreseeable future.

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

ITEM 3.  LEGAL PROCEEDINGS

     In April 2002, Brady J. Churches, a director and former officer of the Company, filed an action against the Company in the Common Pleas Court of Franklin County, Ohio (No. 02 CVH 04-4337) alleging a breach of his Employment Agreement, following the termination of his employment in February 2002. Mr. Churches claims damages in excess of $1.4 million. The Company denies any liability to Mr. Churches claiming that he voluntarily terminated his employment and commenced working for Value City Department Stores ("VCDS") in connection with the termination by VCDS of the VCM, Ltd. joint venture. The Company intends to vigorously contest Mr. Churches' claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades on The Nasdaq Stock Market(sm) under the symbol "MAZL." The following table shows the quarterly high and low closing sale prices of the Common Stock for the periods presented.

                                                    FISCAL YEAR 2001    FISCAL YEAR 2000
                                                    -----------------   ----------------
FISCAL QUARTER                                       HIGH       LOW      HIGH      LOW
--------------                                      -------   -------   -------   ------
  First Quarter...................................   $2.94     $2.25    $11.375   $8.688
  Second Quarter..................................    3.88      2.50      9.625    8.250
  Third Quarter...................................    3.70      1.50      8.406    4.000
  Fourth Quarter..................................    3.40      1.97      5.125    2.250

     As of May 3, 2002, the Company believes that there were approximately 600 beneficial owners of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical financial data presented under the captions Statement of Operations Data and Balance Sheet Data for the fiscal years ended February 2, 2002, February 3, 2001, January 29, 2000, January 30, 1999, and January 31, 1998 (fiscal years 2001, 2000, 1999, 1998 and 1997, respectively) were derived from the consolidated financial statements of the Company. The selected data referred to above should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

     The financial statements have been reclassified for all periods presented to reflect the wholesale segment as a discontinued operation.

STATEMENT OF OPERATIONS DATA

                                                               FISCAL YEAR
                                          -----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   ---------
                                                         (DOLLARS IN THOUSANDS)
Net Sales(1)............................  $258,149   $239,695   $203,799   $156,242   $ 113,205
Cost of Sales...........................   158,215    154,189    122,023     95,089      68,597
Gross Profit -- before special charge...    99,934     90,056     81,776     61,153      44,608
  % of sales............................     38.71%     37.57%     40.13%     39.14%      39.40%
  Special Charge(2).....................        --     (4,550)        --         --          --
                                          --------   --------   --------   --------   ---------
Gross Profit -- after special charge....    99,934     85,506     81,776     61,153      44,608
SG&A -- before special charge...........   100,671    101,198     78,462     59,441      41,388
  Special Charge........................        --        996         --         --          --
                                          --------   --------   --------   --------   ---------
SG&A -- after special charge............   100,671    102,194     78,462     59,441      41,388
Operating (loss) profit.................      (737)   (16,688)     3,314      1,712       3,220
  % of sales............................     (0.29%)    (6.96%)     1.63%      1.10%       2.84%
Interest expense -- net.................     2,298      3,057      1,984      1,464         670
Other (income) expense -- net(1)........     1,048        240     (1,338)       627         662
                                          --------   --------   --------   --------   ---------
Income (loss) from continuing operations
  before income taxes...................    (4,083)   (19,985)     2,668       (379)      1,888
Income tax (benefit) expense............    (1,592)    (7,794)     1,067       (152)        774
                                          --------   --------   --------   --------   ---------
Income (loss) from continuing
  operations............................    (2,491)   (12,191)     1,601       (227)      1,114
Extraordinary loss on extinguishment of
  debt, net of tax......................      (241)        --         --         --          --
Income (loss) from operations of the
  discontinued Wholesale Division, net
  of tax................................     2,554       (843)     5,156      5,400       7,403
Loss on the disposal of the Wholesale
  Division, net of tax..................    (3,665)        --         --         --          --
                                          --------   --------   --------   --------   ---------
       Net income (loss)................  $ (3,843)  $(13,034)  $  6,757   $  5,173   $   8,517
                                          ========   ========   ========   ========   =========
Net income (loss) per common
  share -- basic:
  Continuing operations.................  $  (0.27)  $  (1.34)  $   0.18   $  (0.02)  $    0.12
  Extraordinary loss....................     (0.03)        --         --         --          --
  Income (loss) from operations of the
     discontinued segment...............      0.28      (0.09)      0.56       0.59        0.81
  Loss on the disposal of the
     discontinued segment...............     (0.40)        --         --         --          --
                                          --------   --------   --------   --------   ---------
     Net income (loss) per common
       share -- basic...................  $  (0.42)  $  (1.43)  $   0.74   $   0.57   $    0.93
                                          ========   ========   ========   ========   =========

                                                               FISCAL YEAR
                                          -----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   ---------
                                                         (DOLLARS IN THOUSANDS)
Net income (loss) per common share --
  diluted:
  Continuing operations.................  $  (0.27)  $  (1.34)  $   0.18   ($  0.02)  $    0.12
  Extraordinary loss....................     (0.03)        --         --         --          --
  Income (loss) from operations of the
     discontinued segment...............      0.28      (0.09)      0.56       0.59        0.80
  Loss on the disposal of the
     discontinued segment...............     (0.40)        --         --         --          --
                                          --------   --------   --------   --------   ---------
     Net income (loss) per common
       share -- diluted.................  $  (0.42)  $  (1.43)  $   0.74   $   0.57   $    0.92
                                          ========   ========   ========   ========   =========
Weighted average common shares
  outstanding -- basic:.................  9,120,700  9,141,800  9,141,800  9,141,600  9,162,100
Weighted average common shares
  outstanding -- diluted:...............  9,120,700  9,141,800  9,154,700  9,146,800  9,265,400

---------------

(1) The Company's portion of the VCM, Ltd., a joint venture with Value City Department Stores, operations income/(loss) is reported as other (income)/expense. Also reported as other (income)/expense is the $650 loss related to the sale of the joint venture in fiscal 2001.

(2) In the fiscal 2000 fourth quarter, the Company recorded a special pre-tax charge totaling $5,546 related to investment realignment and other costs.

BALANCE SHEET DATA:

                                                              FISCAL YEAR
                                         ------------------------------------------------------
                                           2001        2000        1999       1998       1997
                                         ---------   ---------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Working capital........................  $  39,577   $  61,632   $ 66,789   $ 58,715   $ 60,997
Total assets...........................    107,108     138,365    140,182    123,844    105,852
Long term debt.........................      6,083      38,280     30,066     21,985     19,764
Total liabilities......................     39,583      66,612     55,395     45,814     33,013
Stockholders' equity...................     67,525      71,753     84,787     78,030     72,839
SELECTED OPERATIONS DATA:
Number of stores.......................         76          79         64         47         32
Total square footage...................  1,168,200   1,236,610    943,545    689,750    466,716
Total store sales growth...............        7.7%       17.6%      30.4%      38.0%      34.4%
Calculation -- avg. net sales per gross
  sqft.................................  $     217   $     223   $    257   $    258   $    294
Comparable store net sales increase
  (decrease)...........................        5.5%       (4.8%)      4.1%       0.1%       1.8%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a major regional closeout retailer. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail or wholesale price. The Company's merchandise primarily consists of new, frequently brand-name, products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer.

     The Company was founded in 1975 as a wholesaler of closeout merchandise. In fiscal 1996, the Company purchased the established Odd Job retail business, consisting of 12 retail stores and a warehouse and distribution facility. The Company's business strategy has expanded from a primary focus on wholesale operations to an emphasis on the growth of its retail operations. At the end of fiscal 2001, the Company operated 76 closeout retail stores, including 30 in New York (eight of which are in Manhattan), 23 in New Jersey, 7 in Ohio, 7 in Pennsylvania, 4 in Michigan, 3 in Connecticut, and 1 each in Delaware and Kentucky. In fiscal 2001, the Company opened no new stores to allow management to focus its efforts on improving the return on its existing retail locations.

     In fiscal 2001, the Company's Board of Directors approved the termination of VCM, Ltd., the joint venture owned 50% with Value City Department Stores, Inc., and the sale of the Wholesale Division. As a result of the VCM termination, the Company received approximately $8.4 million for its 50% ownership and $4.1 million in management fees for fiscal 2001. The proceeds received prior to February 2, 2002 were used by the Company at that time to paydown its debt under the Revolving Credit Facility. Subsequent to fiscal year end, the Company paid off all term loans.

     On February 11, 2002, the Company effected the sale of its Wholesale Division and received cash proceeds at that time of approximately $23 million. Although the proceeds were not recorded at the Company's February 2, 2002 year end, they were subsequently used to payoff the remaining debt on the Company's Revolving Credit Facility.

     As a result of the divestiture of the Wholesale Division, the Company has now repositioned itself solely as a closeout retailer. The company has consolidated management, buying and administrative functions to its South Plainfield NJ, corporate office. During the fourth quarter, this strategic repositioning resulted in a $3.7 million charge, net of tax. This charge, reported as discontinued operations, represents sale-related costs, including severance, legal and professional expenses.

CRITICAL ACCOUNTING POLICIES

     The Company's critical accounting policies include the following:

          - Valuation of inventory;

          - Accounting for income taxes; and

          - Valuation of goodwill

     Valuation of Inventory. The Company uses the retail method of accounting. Inventories are not recorded in excess of market value. Management tracks the inventory for changes in circumstances, such as changes in customer merchandise preference, which could cause the Company's inventory to be exposed to obsolescence or slow moving merchandise.

     Accounting for income taxes. As part of the process of preparing the Company's financial statements, management is required to estimate income taxes. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items. These differences result in deferred tax assets and liabilities. If the Company assesses the recovery of deferred tax assets is not likely, a valuation allowance must be established.

     The Company considers projections of future taxable income, reversals of deferred tax liabilities and amounts available for carryback in arriving at a valuation allowance.

     Valuation of goodwill. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any goodwill may warrant revision or that the remaining balance might not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, the Company adjusts the book value of the underlying goodwill to fair value. The related charges are recorded as an asset impairment in the consolidated statements of operations.

                 MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain Statement of Operations data as a percentage of total revenue.

                                      FISCAL 2001             FISCAL 2000             FISCAL 1999
                                 ---------------------   ---------------------   ---------------------
                                            PERCENT OF              PERCENT OF              PERCENT OF
                                  AMOUNT    NET SALES     AMOUNT    NET SALES     AMOUNT    NET SALES
                                 --------   ----------   --------   ----------   --------   ----------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales......................  $258,149     100.0%     $239,695     100.0%     $203,799     100.0%
Gross Profit...................    99,934     38.71%       90,056     37.57%       81,776     40.13%
Operating (loss) profit........      (737)    (0.29)%     (16,688)    (6.96)%       3,134      1.53%
Income tax (benefit) expense...    (1,592)     (.62)%      (7,794)    (3.25)%       1,067       .52%
                                 --------     -----      --------     -----      --------     -----
Interest expense, net..........     2,298       .89%        3,057      1.28%        1,984      0.97%
Other (income) expense.........     1,048       .41%          240       .10%       (1,338)     (.66)%
Extraordinary Loss.............      (241)     (.09)%          --        --            --        --
Discontinued Operations........    (1,111)     (.43)%        (843)     (.35)%       5,156      2.53%
Net (loss) income..............  $ (3,843)    (1.49)%    $(13,034)    (5.44)%    $  6,577      3.23%
                                 ========     =====      ========     =====      ========     =====
Net (loss) income per share
  Basic and Diluted............  $  (0.42)               $  (1.43)               $   0.72

FISCAL 2001 RESULTS VERSUS FISCAL 2000

     Net sales were $258.1 million for fiscal 2001, compared to $239.7 million for fiscal 2000, an increase of $18.4 million, or 7.7%. The increase in net sales was attributable to a comparable store (62 stores for fiscal 2001) net sales increase of 5.5% with the balance of the increase occurring in stores opened in fiscal 2000 offsetting the loss of sales from the three stores closed in 2001.

     Gross profit was $99.9 million for fiscal 2001, compared to $90.1 million for fiscal 2000, excluding a special charge related to the write-down of inventory. Gross profit increased $9.8 million or 10.9% excluding the fiscal 2000 special charge. Excluding the special charge, gross margin increased to 38.7% in fiscal 2001 from 37.6% in fiscal 2000 due primarily to improved shrink results.

     Selling, general and administrative expense reflects the four-wall cost of the stores, the distribution facility, and corporate support. During fiscal 2001, selling, general and administrative expense was $100.7 million, compared to $102.2 million for fiscal 2000 which included a $1 million special charge. Selling, general and administrative expense decreased .5% excluding the fiscal 2000 special charge. The decrease resulted from the absence of any pre-opening costs in 2001 as compared to $2.1 million in 2000. Additional factors include an $0.8 million reduction in corporate support expense and a $0.2 million reduction in warehouse costs, offset, in part, by a $0.1 million decline in management fee revenue received from VCM, Ltd., store level expense increase of $1.6 million primarily attributable to the full year operation of stores opened during fiscal 2000, and increased advertising expense of $0.9 million primarily due to the larger store base. Selling, general and administrative expense excluding the fiscal 2000 special charge, as a percentage of net sales, decreased to 39.0% in fiscal 2001, from 42.2% in fiscal 2000.

     The operating loss was $0.7 million or .3% of sales for fiscal 2001, compared to an operating loss of $16.7 million for fiscal 2000. Excluding the special charge, the operating loss was $11.1 million, or (4.6%) of sales, for fiscal 2000. This improvement was primarily due to the factors described above.

     Interest expense was $2.3 million for fiscal 2001, compared to $3.1 million for fiscal 2000, reflecting lower average borrowings. Other (loss) income was comprised of the Company's 50% equity share in VCM, Ltd., a net loss of $1.0 million in fiscal 2001 compared to a net loss of $0.2 million in fiscal 2000. Included in the 2001 loss was a $0.7 million loss on the sale of the joint venture to Value City Department Stores, Inc.

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

     Gross profit was $85.5 million for fiscal 2000, compared to $81.8 million for fiscal 1999. Excluding the special charge related to the write-down of inventory ($4.6 million), gross profit was $90.1 million for fiscal 2000, an increase of $8.3 million, or 10.1%. Excluding the special charge, gross margin decreased to 37.6% in fiscal 2000, from 40.1% in fiscal 1999, due primarily to higher shrink results, higher levels of seasonal and other markdowns, and lower levels of vendor allowances.

     Selling, general and administrative expense reflects the four-wall cost of the stores, the distribution facility, and corporate support. During fiscal 2000, selling, general and administrative expense was $102.2 million, compared to $78.5 million for fiscal 1999. Excluding the special charge ($1.0 million), selling, general and administrative expense was $101.2 million for fiscal 2000, an increase of $22.6 million, or 28.8%. The increase resulted primarily from a $17.6 million increase in store level expenses, attributable mostly to the full year operation of 17 stores opened in fiscal 1999, and expenses relating to the 15 stores opened during fiscal 2000, and advertising expense, which increased $2.1 million primarily due to the larger store base and the cost of additional circulars. Store level expenses include preopening costs, which are expensed as incurred, and decreased $1.0 million to $2.1 million in fiscal 2000. Warehouse costs increased $1.7 million, primarily due to higher rent for additional occupied space, higher depreciation expense related to the completed racking and automation project, and higher levels of normal operating expenses due to the higher level of shipments in support of the larger store base. Corporate expenses increased $3.3 million reflecting increased training and store operations expenses, higher professional fees, and increased expense related to the purchasing and inventory systems implemented in mid-fiscal 2000. Corporate expense also includes management fee revenue received from VCM, Ltd., the 50% owned joint venture with Value City Department Stores, Inc., which increased to $4.2 million for fiscal 2000 from $3.4 million in fiscal 1999. Also included in corporate expenses in fiscal 2000 was the write-off of a $0.5 million investment related to certain business-to-business internet developments. Selling, general and administrative expense excluding the special charge, as a percentage of net sales, increased to 42.2% in fiscal 2000, from 38.6% in fiscal 1999.

     The special charge for fiscal 2000 totaling $5.5 million related to the Company's Board of Directors initiative to improve return on invested assets and increase inventory turns. As a result, the Company recorded a charge of $4.5 million related to inventory realignment and $1.0 million for other costs.

     The operating loss was $16.7 million for fiscal 2000. Excluding the special charge, the operating loss was $11.1 million, or (4.6%) of sales, for fiscal 2000, compared to an operating profit of $3.3 million, or 1.6% of sales, for fiscal 1999. This decrease was primarily due to the factors described above.

     Interest expense was $3.1 million for fiscal 2000, compared to $2.0 million for fiscal 1999, reflecting higher average borrowings primarily in support of store growth. Other (loss) income was comprised of the Company's 50% equity share in VCM, Ltd., a net loss of $0.2 million for fiscal 2000 compared to a net profit of $1.3 million for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

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

     As a result of terminating the VCM, Ltd., joint venture with Value City Department Stores, Inc., the Company received $8.4 million for its 50% ownership and $4.1 million in management fees for fiscal 2001 in cash prior to the Company's February 2, 2002 year-end. The cash proceeds were used to completely paydown the debt under its prior Revolving Credit Facility. At February 2, 2002, the Company had no debt under the credit facility and term loans of approximately $9.1 million.

     On February 11, 2002, the Company effected the sale of the Wholesale Division. The cash proceeds of approximately $23 million were used by the Company to payoff all the term loans, all debt under its Revolving Credit Facility and resulted in a $10 million positive cash position at that time. As a result of the VCM, Ltd. termination and Wholesale divestiture, the Company amended its credit facility which now provides for $30 million of revolving credit. The Facility expires in August of 2004. Because the debt was eliminated after February 2, 2002, the Company will record an after tax charge of approximately $0.7 million in the first quarter of fiscal 2002 as a result of the loss on the extinguishment of debt. The Company currently anticipates the use of its credit facility to cover seasonal and potentially larger opportunistic inventory purchases.

     For fiscal years 2001 and 2000, cash provided by operating activities was $26.8 million and $2.7 million, respectively. The fluctuation is due primarily to the net loss of $13 million in fiscal 2000 decreasing to a net loss of $3.8 million for fiscal 2001. Also, for fiscal 2001, cash provided was comprised primarily of discontinued operations of $11.9 million, depreciation and amortization of $7.1 million, lower notes and accounts receivable from related parties of $4.9 million, and lower inventory levels of $2.6 million. For fiscal 2000, cash provided by operating activities was comprised primarily of discontinued operations of $11.7 million, depreciation and amortization of $6 million, and higher deferred tax assets of $5.3 million.

     Cash provided by (used in) investing activities increased to $7.5 million in fiscal 2001 from ($11.0 million) in fiscal 2000, due primarily to capital expenditures of $0.5 million in fiscal 2001 compared to capital expenditures of $10.2 million in fiscal 2000, as well as proceeds from the sale of VCM, Ltd. in fiscal 2001 of $8.4 million. Cash used in financing activities of $32.6 million for fiscal 2001 and cash provided by financing activities of $8.2 million for fiscal 2000 was primarily the result of net payments for fiscal 2001 and net borrowings for fiscal 2000 from the Company's credit facility.

     Total assets were $107.6 million and $138.4 million at the end of fiscal year's 2001 and 2000, respectively. Working capital decreased to $39.6 million in fiscal 2001, from $61.6 million at the prior year end, due primarily to the repayment of the Company's credit facility. The current ratio was 2.4 to 1 at fiscal 2001 year end, compared to 3.6 to 1 at fiscal year-end 2000. Net fixed assets were $22.3 million at the end of fiscal 2001, a decrease of $5.6 million over the prior year, primarily related to depreciation.

     The Company will open no new stores in the first half of 2002 and is currently evaluating its expansion policy to determine when such program will recommence. When the Company resumes its expansion program, it does not anticipate opening more than 6-12 stores in the first year of the program.

SEASONALITY

     The Company's retail orientation results in a greater weighting of sales and earnings toward the second half of the fiscal year.

MARKET RISK

     The Company does not have significant exposure to changing interest rates, other than the Company's variable-rate on its Revolving Credit Facility. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions. The Company does not purchase or hold any derivative financial instruments.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 effective February 3, 2002 and had unamortized goodwill totaling approximately $9.4 million all of which will be subject to the provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $314,000 for the years ended February 2, 2002 and February 3, 2001. Management is currently assessing the impact that adopting SFAS No. 142 will have on the Company's financial position, results of operations and cash flows and anticipates taking an impairment charge in the first quarter of fiscal 2002.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company has reviewed the provisions of SFAS No. 143, and believes that upon adoption, it will not have a material impact on its financial position, results of operations or cash flow.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, (i) the Company's continuing execution of its plan to restore its retail stores to profitability; (ii) the ability to purchase sufficient quality closeout and other merchandise at acceptable terms; and (iii) the ability of the Company to attract and retain qualified management and store personnel. Please refer to the Company's SEC filings for further information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the Market Risk Section under the Management's Discussion and Analysis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the Directors and executive officers of the Company as of May 1, 2002.

             NAME                 AGE                    CURRENT POSITION
             ----                 ---                    ----------------
Peter Hayes                       59    Chairman of the Board and Chief Executive Officer
Edward Cornell                    53    Executive Vice President and Chief Financial
                                        Officer
Charles Bilezikian                65    Director
Brady Churches                    43    Director
Reuven D. Dessler                 54    Director
Robert Horne                      43    Director
Jacob Koval                       54    Director
Mark Miller                       49    Director
Joseph Nusim                      68    Director
William A. Shenk                  59    Director
Ned L. Sherwood                   52    Director
Marc H. Morgenstern               52    Secretary

     Peter J. Hayes has been Chief Executive Officer of the Company since May 2001 and its Chairman since February 2002. From October 1999 until joining the Company, he served as President of Sales of RetailerExchange.com, an internet B2B exchange. From 1995 to 1999, Mr. Hayes served as President and founder of Lemax Hong Kong Ltd., a manufacturer and importer of household ceramic products and candles. He has served as a Director since his hiring in May 2001.

     Edward Cornell has been Executive Vice President and Chief Financial Officer of the Company since October 2001 having served since June 2001 as interim Chief Financial Officer. From February 1992 until joining the Company, he served as Executive Vice President and CFO as well as Executive Vice President, Non-Retail for Office Max, Inc.

     Charles Bilezikian has been the President of Christmas Tree Shops, Inc., a specialty New England retailer, since its formation in 1971. He has served as a Director since January 1997.

     Brady Churches has served as President of VCM, a division of Value City Department Stores, Inc., since February 2002. Prior thereto, he served over five years as President of the Company. He has served as a Director since November 1996.

     Reuven Dessler is Chief Executive Officer of MZ Wholesale Acquisition, LLC d/b/a Mazel Company, which purchased the Company's Wholesale Division in February 2002. Mr. Dessler served as Chairman of the Board of the Company from November 1996 to February 2002 and as its Chief Executive Officer from November 1996 to May 2001. He has served as a Director since November 1996.

     Robert Horne has been a principal of ZS Fund L.P., a Company engaged in making private investments, for more than five years. He has served as a Director of the Company since November 1996.

     Jacob Koval is Chief Operating Officer of MZ Wholesale Acquisition, LLC d/b/a Mazel Company, which purchased the Company's Wholesale Division in February 2002. Mr. Koval served as Executive Vice President -- Wholesale of the Company from November 1996 to May 2001. He has served as a a Director since November 1996.

     Mark Miller has been the Executive Vice President of RedTagBiz.com, since 2000. Previously, Mr. Miller was Executive Vice President and Chief Operating Officer for the Home Products Division of Value City Department Stores from July 1999 to July 2000, and President of the Closeout Division of Consolidated Stores from the 1998 acquisition of MacFrugal's Bargain Close-out's, Inc. through March 1999. Mr. Miller was MacFrugal's Executive Vice President of Merchandise and Stores from 1995 until the acquisition by Consolidated Stores. He has served as a Director of the Company since November 1999.

     Joseph Nusim has been Co-Chairman of the Board for Loehmann's Stores since October 2000 and Co-Chairman of the Board of Woodworkers Warehouse Stores since November 2001. From 1985 through 1995, he had been the CEO for Channel Home Centers and CEO for Makro USA. From 1971 through 1985, he served as Executive Vice President responsible for merchandise and operations for Jamesway Corporation, a discount chain of retail stores. He has served as a Director since February 2002.

     William A. Shenk has been a private investor for over five years. Prior thereto, Mr. Shenk served as an attorney in Columbus and Atlanta, and previously as Vice President and General Counsel for Consolidated Stores. He has served as a Director since January 2001.

     Ned L. Sherwood has been a principal and President of ZS Fund L.P. for more than five years. Mr. Sherwood is currently a member of the Board of Directors of Kaye Group, Inc. He has served as a Director since November 1996.

     Marc H. Morgenstern has served as Secretary of the Company since November 1996. He has been a principal in the Cleveland, Ohio law firm of Kahn, Kleinman, Yanowitz & Arnson Co., L.P.A. serving as President of the firm and Chairman of its Executive Committee, for more than five years.

ITEM 11.  EXECUTIVE COMPENSATION

                        EXECUTIVE OFFICERS' COMPENSATION

     The following table sets forth certain information with respect to the compensation earned during the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 respectively, by the Chief Executive Officer and certain other named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION
NAME AND                                       -------------------   OPTION     ALL OTHER
PRINCIPAL POSITION               FISCAL YEAR    SALARY     BONUS     AWARDS    COMPENSATION
------------------               -----------   --------   --------   -------   ------------
Peter Hayes....................     2001       $412,500   $150,000   500,000      $1,263
Chief Executive Officer
Edward Cornell.................     2001        191,154     41,250   100,000          --
Executive Vice President
Chief Financial Officer
Reuven D. Dessler..............     2001        217,832         --        --      14,029
Former Chief Executive Officer      2000        491,394         --    54,000       1,962
                                    1999        466,220    187,451        --       1,334
Brady Churches.................     2001        550,557         --        --       7,661
President                           2000        441,252         --    22,000       1,703
                                    1999        401,293    104,438        --       2,998
Jerry Sommers..................     2001        399,398         --        --       2,108
Executive Vice                      2000        327,950         --    23,000         904
President -- Retail                 1999        299,139     78,440        --       2,244
Mark Hanners...................     2001        303,025         --        --       4,664
Executive Vice President --         2000        249,684     15,000    17,500       9,491
Wholesale                           1999        228,626     35,030     5,000       2,254

                       STOCK OPTION GRANTS IN FISCAL 2001

     The following were stock option grants by the Company to executive officers during the fiscal year ended February 2, 2002.

                                    NUMBER OF        % OF TOTAL OPTIONS
                                    SECURITIES           GRANTED TO
                                UNDERLYING OPTIONS      EMPLOYEES IN       EXERCISE OR BASE
NAME                               GRANTED (#)           FISCAL 2001       PRICE ($/SHARE)    EXPIRATION DATE
----                            ------------------   -------------------   ----------------   ---------------
Peter Hayes...................      500,000(a)              76.3                $2.60            05/05/11
Edward Cornell................       50,000(b)               7.6                $1.67            10/31/11
                                     50,000(b)               7.6                $4.50            10/31/11
Reuven Dessler................             --                 --                   --                  --
Brady Churches................             --                 --                   --                  --
Jerry Sommers.................             --                 --                   --                  --
Mark Hanners..................             --                 --                   --                  --

---------------

(a) Options are exercisable upon vesting 20% each year, commencing in May 2002.

(b) Options are exercisable upon vesting 20% each year, commencing October 2002.

                 AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND
                         FISCAL YEAR-END OPTION VALUES

     The following table summarizes the fiscal year-end value of unexercised options for each of the executive officers identified in the Summary Compensation Table. No options were exercised by any executive officer in fiscal 2001.

                                          VALUE OF UNEXERCISABLE         NUMBER OF SECURITIES
                                          UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                OPTIONS AT                     OPTION AT
                                           FEBRUARY 2, 2002 (#)          FEBRUARY 2, 2002 ($)
                                        ---------------------------   ---------------------------
NAME                                    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                    -----------   -------------   -----------   -------------
Peter Hayes...........................         --        500,000        $    0        $295,000
Edward Cornell........................         --        100,000             0          76,000
Reuven Dessler........................         --             --             0               0
Brady Churches........................    104,400         17,600             0               0
Jerry Sommers.........................    113,600         24,400             0               0
Mark Hanners..........................     34,000          3,500         2,415           2,415

---------------

(1) The closing price of Mazel Stores, Inc. Common Shares on February 1, 2002, the last trading day prior to the fiscal year end, was $3.19.

COMPENSATION OF DIRECTORS

     The Company pays each outside Director an annual fee of $15,000, payable quarterly in payments of $3,750, anticipating that each Director will attend four meetings of the Board. In addition, each outside Director receives $1,500 per meeting for each meeting attended after the four quarterly meetings. No additional compensation is paid for committee meetings held on the same day as a Board Meeting. Officers of the Company who are also Directors will receive no additional compensation for serving as Directors. Outside Directors also received a grant of 15,000 options upon their initial election to the Board.

EMPLOYMENT AND SEVERANCE ARRANGEMENTS

     Peter J. Hayes entered into a three-year employment agreement effective May 7, 2001 providing him an annual base salary of $550,000 (subject to annual cost of living adjustments). Mr. Hayes is entitled to receive an annual bonus of up to $250,000 per year, subject to the Company achieving pre-determined annual performance target, with a minimum fiscal 2001 bonus of $100,000. Under the employment agreement, Mr. Hayes received ten-year stock options for 500,000 Common Shares at an exercise price of $2.60; the options vest in 20% annual increments commencing May 2002. Mr. Hayes is entitled to one year's salary in the event of his termination without cause. He has also received $55,000 to cover the relocation costs of his family.

     The Company has entered into an agreement with Mr. Cornell, its Chief Financial Officer, that provides for payment of six months severance in the event of a "change in control" or, in connection with the consolidation of management and administrative functions and he is not offered a position similar to his current position.

     The Company and Jerry D. Sommers, former Executive Vice
President -- Retail, entered into a severance agreement dated May 3, 2002 (the "Agreement"), terminating his February 2000 employment agreement. Under the Agreement, Mr. Sommers received a cash payment of $728,000, and effected a sale to the Company of 100,000 shares of Common Stock at $3.50 per share. The parties executed mutual releases and, in general, Mr. Sommer's noncompetition restriction has expired.

     In connection with the sale of the Company's Wholesale Division, the Company and Mark Hanners, Executive Vice President -- Wholesale, entered into a severance agreement dated February 12, 2002 (the "Agreement") terminating his February 2000 employment agreement. Under the Agreement, Mr. Hanners received $250,000 cash payment, and is entitled to an additional $100,000 payment if any person (other than existing principal shareholders) acquire more than 50% of the Company's Common Stock on or before October 31, 2003. Moreover, Mr. Hanners has the option to require the Company to repurchase up to 53,658 shares of Common Stock at $3.00 per share on or prior to October 31, 2003. The Company's obligation is secured by a letter of credit. Mr. Hanners was indebted to the Company at fiscal 2001 year-end in the amount of $34,835, which amount is to be repaid as part of the agreement.

BOARD COMPENSATION COMMITTEE REPORT OF EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors is generally responsible for determining the nature and amount of compensation for executive officers. The Compensation Committee met once in fiscal 2001.

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

     Base Salary: The Compensation Committee led the Company's search for a new Chief Executive Officer in fiscal 2001. Once Mr. Hayes was selected, his employment agreement was negotiated by the Committee. The terms of his agreement were deemed reasonable and necessary to attract a candidate of Mr. Hayes' stature. Salaries for the other executive officers were also set by the Committee, giving consideration to the salaries of other similar size retailers.

     Annual Bonus: The Company had established a management incentive plan that based its executives' annual bonuses on specified profit growth and performance goals. Although the corporate target goals for fiscal 2001 were not met, the Compensation Committee elected to pay certain officers bonuses based on individual accomplishments. The 2002 bonus program is again based on a corporate target, but contains elements that would pay a portion of the bonus based solely on achievement of individual goals.

     Stock-Related Compensation: The Compensation Committee believes that equity-based compensation ensures that the Company's executives have a continuing stake in the long-term success of the Company. Stock option awards contain vesting provisions that ensures the executives have a financial incentive to remain with the Company during the vesting period and beyond. In determining the size of option awards, the Committee looks at several measurements, including the value of options awarded to individuals in comparable position in peer group companies, individual and Company performance against plan, the number of shares and options currently held by the officer and the relative proportion of long-term incentives within the total compensation mix. An aggregate of 600,000 stock options were awarded to Mr. Hayes and Mr. Cornell in connection with their initial employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain current information with respect to the beneficial ownership of the Common Shares as of May 3, 2002. Unless otherwise indicated below, the persons named below have the sole voting and investment power with respect to the number of shares set forth opposite their names. All information with respect to beneficial ownership has been furnished by the respective Director, officer or 5% or greater shareholder, as the case may be.

                NAME AND, WHERE NECESSARY,                   NUMBER OF SHARES
              ADDRESSES OF BENEFICIAL OWNERS                BENEFICIALLY OWNED   PERCENTAGE
              ------------------------------                ------------------   ----------
ZS Fund L.P.
  54 Morris Lane, Scarsdale, NY 10583.....................      2,750,383(1)        30.4
Ned L. Sherwood
  54 Morris Lane, Scarsdale, NY 10583.....................      2,765,383(2)        30.5
Robert Horne
  54 Morris Lane, Scarsdale, NY 10583.....................      2,765,383(2)        30.5
Mazel/D & K, Inc.
  31000 Aurora Road, Solon, OH 44139......................      2,058,105(3)        22.7
Reuven D. Dessler
  31000 Aurora Road, Solon, OH 44139......................      1,560,755(4)        17.3
Jacob Koval
  31000 Aurora Road, Solon, OH 44139......................        802,197(5)         8.9
Dimensional Fund Advisors, Inc.
  1299 Ocean Avenue, Santa Monica, CA 90401...............        712,300(6)         7.9
William Shenk
  7675 La Jolla Blvd., La Jolla, CA 92037.................        634,758(7)         7.0
Westport Asset Management
  253 Riverside Avenue, Westport, CT 06880................        617,090(6)         6.8
Peter Hayes...............................................        100,000(8)         1.1
Edward Cornell............................................             --             **
Mark Hanners..............................................         53,658             **
Brady Churches............................................        294,004            3.2
Jerry Sommers.............................................        192,276            2.1
Charles Bilezikian........................................         30,000(9)          **
Mark Miller...............................................          6,000(10)         **
Joseph Nusim..............................................             --             **
All Current Directors and Executive Officers of The
  Company (11 Persons)....................................      6,208,097           67.5

---------------

 ** Less than 1 percent

 (1) The shares beneficially owned by ZS Fund L.P. include 1,992,001 shares held by ZS Mazel L.P., 453,767 shares held by ZS Mazel II L.P., and 304,615 shares held by ZS Mazel, Inc. Messrs. Horne and Sherwood are officers of ZS Fund L.P.

 (2) Includes the share beneficially owned by ZS Fund L.P. as officers and/or equity owners of the entities holding such shares. Messrs. Sherwood and Horne have voting power with respect to such shares. Except to the extent of their equity interests in the entities holding. Also includes 15,000 shares each subject to options currently exercisable or exercisable within 60 days hereof.

 (3) Mazel/D&K, Inc. is a corporation owned by Messrs. Dessler and Koval and members of their families. Messrs. Dessler and Koval are the Directors and officers of Mazel/D&K, Inc.

 (4) Includes 1,372,304 shares owned by Mazel/D&K, Inc. for the benefit of Mr. Dessler and family members.

 (5) Includes 685,801 shares owned by Mazel/D&K, Inc. for the benefit of Mr. Koval and family members.

 (6) Based on 13G's filed in February 2002.

 (7) Includes 3,000 shares subject to options currently exercisable or exercisable within 60 days hereof. National City Corp. is the shareholder of record of 630,000 of Mr. Shenk's shares.

 (8) Includes 100,000 shares subject to options currently exercisable or exercisable within 60 days hereof.

 (9) Includes 15,000 shares subject to options currently exercisable or exercisable within 60 days hereof.

(10) Includes 6,000 shares subject to options currently exercisable or exercisable within 60 days hereof.

(11) Includes 154,000 shares subject to options currently exercisable or exercisable within 60 days hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 11, 2002, the Company sold to MZ Wholesale Acquisition, LLC d/b/a Mazel Company, an enterprise involving Reuven Dessler, former Chairman and Chief Executive Officer, and Jacob Koval, former Executive Vice President, of the Company (the "Buyer"), the assets of its Wholesale Division and certain other assets, including the notes receivable from Messrs. Dessler and Koval valued (together with accrued interest at fiscal 2001 fiscal year end) at $1,147,136 and $808,586, respectively. Under the sale agreement, Company received a cash payment of $22,292,000, based primarily on the book value of the acquired assets and assumed liabilities. A post-closing adjustment payment based on the revised book value of such assets and liabilities on the closing date is anticipated to be received shortly. Under the terms of the sale agreement, the Company has agreed not to compete in the wholesale sale of closeout merchandise, subject to certain limitations, for a period expiring on the earlier of (i) the three-year anniversary of the sale or (ii) the sale of a majority of the Company's stock or assets to a third-party (the "Restricted Period"). In the event the Company purchases closeout merchandise in quantities exceeding those required by its retail operations, during the Restricted Period, it has the right to put up to $3.5 million of such merchandise annually to a joint venture (equally owned by Buyer and Company and managed by Buyer). Under the sale agreement, Company has assigned the "Mazel" name to Buyer, but may continue the use of the name on its retail stores for up to five (5) years. The Company expects to change its corporate name change, to Odd Job Stores, Inc., later this year. Messrs. Dessler, Koval and Jay L. Schottenstein ("MZ Related Parties") and ZS Fund LP., the Company's largest beneficial shareholder, have entered into a Standstill Agreement pursuant to which: (i) the MZ Related Parties have agreed not to purchase additional shares of Common Stock that would cause their aggregate ownership to exceed thirty-three percent (33%) of the outstanding shares of Company without the consent of ZS Fund and a majority of the disinterested directors of Company; and (ii) ZS Fund has agreed not to purchase additional shares of Common Stock that would cause its aggregate ownership to exceed thirty-six percent (36%) of the Company's outstanding shares without the consent of Buyer's affiliates and a majority of the disinterested directors of Company. The parties entered into an interim services agreement with respect to certain transitional services, shared personnel and facilities. Finally, as part of the sale, the Company and Messrs. Dessler and Koval each of who remains a director of the Company, executed mutual releases resolving various compensator and other claims of the parties.

     Messrs. Dessler and Koval are partners in Aurora Road Realty Development Company, a partnership that leased the office and warehouse facility located in Solon, Ohio, to the Company prior to its assignment in the Buyer. Messrs. Dessler and Koval own 40.0% and 6.0% interests, respectively, in such partnership. The Company made rent payments totaling $1.9 million pursuant to the lease for fiscal 2001. The Company believes the payments under the lease were on terms no less favorable to the Company than could be obtained from unrelated parties.

     The Company's warehouse in South Plainfield, New Jersey is leased from a limited liability company in which Messrs. Dessler and Koval own approximately 34% and 10% membership interests, respectively. Neither Mr. Dessler or Mr. Koval is involved in the management of the lessor and the Company believes the terms are no less favorable than could be obtained from unrelated parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements:
         Independent Auditors' Report
         Consolidated Balance Sheets as of February 2, 2002 and
         February 3, 2001
         Consolidated Statements of Operations for the Fiscal Years
         Ended February 2, 2002, February 3, 2001, January 29, 2000.
         Consolidated Statements of Stockholders' Equity for the
         Fiscal Years Ended February 2, 2002, February 3, 2001,
         January 29, 2000.
         Consolidated Statements of Cash Flows for the Fiscal Years
         Ended February 2, 2002, February 3, 2001, January 29, 2000.
         Notes to Consolidated Financial Statements
(a)(2)   Financial Statement Schedule:
         Schedule II -- Valuation and Qualifying Accounts
(a)(3)   Exhibits
         See the Index to Exhibits included on page 40.
(b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended
         February 2, 2002. However, 8-Ks were filed on February 5,
         2002 and February 12, 2002 to report the termination of the VCM, Ltd. joint venture and the sale of the Company's
         Wholesale Division, respectively.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Mazel Stores, Inc.:

     We have audited the consolidated financial statements of Mazel Stores, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mazel Stores, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          KPMG LLP

Cleveland, Ohio
April 19, 2002

                               MAZEL STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Current Assets
  Cash and cash equivalents.................................   $  4,046      $  2,318
  Notes and accounts receivable-related parties (notes 4 and
     10)....................................................         90         5,251
  Other receivables.........................................      1,176         1,424
  Income tax receivable (note 5)............................      2,396         2,625
  Inventories...............................................     27,580        30,147
  Prepaid expenses and other current assets.................        585         1,197
  Deferred income taxes (note 5)............................      5,986         8,863
  Net assets of discontinued operations (note 9)............     26,218        33,650
                                                               --------      --------
          Total current assets..............................     68,077        85,475
Property and equipment, net (note 2)........................     22,286        27,886
Other assets................................................      3,480         3,252
Investment in VCM, Ltd. (note 10)...........................         --         9,421
Goodwill, net...............................................      9,447         9,761
Deferred income taxes (note 5)..............................      3,818         2,570
                                                               --------      --------
          Total assets......................................   $107,108      $138,365
                                                               ========      ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Current portion of long-term debt (note 3)................   $  3,017      $  2,017
  Accounts payable..........................................     16,568        16,009
  Accrued expenses and other current liabilities (note 9 and
     12)....................................................      8,915         5,721
                                                               --------      --------
          Total current liabilities.........................     28,500        23,747
  Revolving line of credit (note 3).........................         --        35,769
  Long-term debt, net of current portion (note 3)...........      6,083         2,511
  Other non-current liabilities.............................      5,000         4,585
                                                               --------      --------
          Total liabilities.................................     39,583        66,612
Stockholder's equity
  Preferred stock, no par value; 2,000,000 shares
     authorized; no shares issued or outstanding............         --            --
  Common stock, no par value; 14,000,000 shares authorized;
     8,981,700 and 9,141,800 shares issued and outstanding,
     respectively...........................................     63,935        64,320
  Retained earnings.........................................      3,590         7,433
                                                               --------      --------
          Total stockholder's equity........................     67,525        71,753
Commitments and contingencies (note 6)......................         --            --
                                                               --------      --------
          Total liabilities and stockholder's equity........   $107,108      $138,365
                                                               ========      ========

          See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        FISCAL YEAR ENDED:
                                                           ---------------------------------------------
                                                            FEBRUARY 2,     FEBRUARY 3,     JANUARY 29,
                                                               2002            2001            2000
                                                           -------------   -------------   -------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................................................    $  258,149      $  239,695      $  203,799
Cost of sales............................................       158,215         149,639         122,023
Special charge (note 12).................................            --           4,550              --
                                                             ----------      ----------      ----------
          Gross profit...................................        99,934          85,506          81,776
Selling, general & administrative........................       100,671         101,198          78,462
Special charge (note 12).................................            --             996              --
                                                             ----------      ----------      ----------
          Operating profit (loss)........................          (737)        (16,688)          3,314
Other expense (income) (note 10).........................         1,048             240          (1,338)
Interest expense.........................................         2,298           3,057           1,984
                                                             ----------      ----------      ----------
          Income (loss) from continuing operations before
            income taxes and extraordinary items.........        (4,083)        (19,985)          2,668
Income tax expense (benefit) (note 5)....................        (1,592)         (7,794)          1,067
                                                             ----------      ----------      ----------
          Income (loss) from continuing operations before
            extraordinary items..........................        (2,491)        (12,191)          1,601
Extraordinary loss on early extinguishment of debt, net
  of taxes of $154.......................................          (241)             --              --
Income (loss) from operations of the discontinued
  Wholesale Division, net of income tax expense (benefit)
  of $1,633, ($540), and $3,436 in fiscal years 2001,
  2000 and 1999, respectively (note 9)...................         2,554            (843)          5,156
Loss on the disposal of the Wholesale Division, including
  provision of $329 for operating losses during the
  phase-out period, net of tax benefit of $2,344 in
  fiscal year 2001 (note 9)..............................        (3,665)             --              --
                                                             ----------      ----------      ----------
          Net Income (loss)..............................    $   (3,843)     $  (13,034)     $    6,757
                                                             ==========      ==========      ==========
Net income (loss) per common share -- basic:
  Continuing operations before extraordinary items.......    $    (0.27)     $    (1.34)     $     0.18
  Extraordinary loss.....................................         (0.03)             --              --
  Income (loss) from operations of the discontinued
     segment.............................................          0.28           (0.09)           0.56
  Loss on the disposal of the discontinued segment.......         (0.40)             --              --
                                                             ----------      ----------      ----------
          Net income (loss) per common share -- basic....    $    (0.42)     $    (1.43)     $     0.74
                                                             ==========      ==========      ==========
Net income (loss) per common share -- diluted:
  Continuing operations before extraordinary items.......    $    (0.27)     $    (1.34)     $     0.18
  Extraordinary loss.....................................         (0.03)             --              --
  Income (loss) from operations of the discontinued
     segment.............................................          0.28           (0.09)           0.56
  Loss on the disposal of the discontinued segment.......         (0.40)             --              --
                                                             ----------      ----------      ----------
          Net income (loss) per common share --diluted...    $    (0.42)     $    (1.43)     $     0.74
                                                             ==========      ==========      ==========
Weighted average common shares outstanding -- basic:.....     9,120,700       9,141,800       9,141,800
Weighted average common shares outstanding -- diluted:...     9,120,700       9,141,800       9,154,700

          See accompanying notes to consolidated financial statements.

                               MAZEL STORES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      COMMON     COMMON    RETAINED
                                                      SHARES      STOCK    EARNINGS     TOTAL
                                                     ---------   -------   --------   ----------
                                                               (DOLLARS IN THOUSANDS)
BALANCE AS OF JANUARY 30, 1999.....................  9,141,800   $64,320   $13,710    $   78,030
Net income.........................................         --        --     6,757         6,757
                                                     ---------   -------   -------    ----------
BALANCE AS OF JANUARY 29, 2000.....................  9,141,800   $64,320   $20,467    $   84,787
Net loss...........................................         --        --   (13,034)      (13,034)
                                                     ---------   -------   -------    ----------
BALANCE AS OF FEBRUARY 3, 2001.....................  9,141,800   $64,320   $ 7,433    $   71,753
Shares Retired.....................................    160,100      (385)       --          (385)
Net Loss...........................................         --        --    (3,843)       (3,843)
                                                     ---------   -------   -------    ----------
BALANCE AS OF FEBRUARY 2, 2002.....................  8,981,700   $63,935   $ 3,590    $   67,525
                                                     =========   =======   =======    ==========

          See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FISCAL YEAR ENDED
                                                             ---------------------------------------
                                                             FEBRUARY 2,   FEBRUARY 3,   JANUARY 30,
                                                                2002          2001          2000
                                                             -----------   -----------   -----------
                                                                     (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
  Net income (loss)........................................    $(3,843)     $(13,034)     $  6,757
  Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities:
     Loss (income) from operations of discontinued
       wholesale division, net of tax......................     (2,554)          843        (5,156)
     Loss on disposal of discontinued wholesale division,
       net of tax..........................................      3,665            --            --
       Depreciation and amortization.......................      7,074         5,966         3,622
     Extraordinary loss on the extinguishment of debt, net
       of tax..............................................        241            --            --
     Deferred income taxes.................................        498        (5,274)        2,958
     Equity (income)/loss from VCM, Ltd....................        398           266        (1,286)
     Loss on sale of VCM, Ltd..............................        650            --            --
     Changes in operating assets and liabilities:
          Other receivables................................       (252)          177          (415)
          Income tax receivable............................        229        (2,625)           --
          Notes and accounts receivable -- related
            parties........................................      4,856        (1,372)         (296)
          Inventories......................................      2,567         2,809        (8,285)
          Other assets.....................................         46           325           708
          Prepaid expenses and other current assets........        516            (8)        1,520
          Accounts payable.................................        559         2,981        (2,614)
          Accrued expenses and other current liabilities...        343            22         4,114
                                                               -------      --------      --------
            Net cash provided by (used in) continuing
               operations..................................     14,993        (8,924)        1,627
                                                               -------      --------      --------
            Net cash provided by discontinued operations...     11,851        11,666         2,295
                                                               -------      --------      --------
            Net cash provided by operating activities......    $26,844      $  2,742      $  3,922
                                                               -------      --------      --------
Cash flows from investing activities:
     Capital expenditures, net.............................       (501)      (10,216)      (10,809)
     Cash paid for lease acquisitions......................         --           (28)         (225)
     Proceeds from sale of VCM, Ltd........................      8,375            --            --
                                                               -------      --------      --------
               Net cash provided by (used in) continuing
                 operations................................      7,874       (10,244)      (11,034)
                                                               -------      --------      --------
               Net cash provided by (used in) discontinued
                 operations................................       (369)         (761)         (270)
                                                               -------      --------      --------
               Net cash provided by (used in) investing
                 activities................................      7,505       (11,005)      (11,304)
Cash flows from financing activities:
     Net borrowings (payments) under term debt.............      4,494        (2,013)       (2,013)
     Net borrowings (payments) under credit facility.......    (35,769)       10,227        10,094
     Financing costs paid..................................     (1,346)
                                                               -------      --------      --------
               Net cash provided by (used in) financing
                 activities................................    (32,621)        8,214         8,081
                                                               -------      --------      --------
Net increase (decrease) in cash and cash equivalents.......      1,728           (49)          699
Cash and cash equivalents at beginning of year.............      2,318         2,367         1,668
                                                               -------      --------      --------
Cash and cash equivalents at end of year...................    $ 4,046      $  2,318      $  2,367
                                                               =======      ========      ========
Supplemental cash flow information:
     Cash paid for interest................................    $ 3,410      $  4,180      $  2,772
                                                               =======      ========      ========
     Cash (received) paid for income taxes.................    $(4,776)     $  2,100      $  3,230
                                                               =======      ========      ========

          See accompanying notes to consolidated financial statements

                               MAZEL STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies of Mazel Stores, Inc. ("Mazel" or "Company"), which are summarized below, are consistent with accounting principles generally accepted in the United States of America and reflect practices appropriate to the industry in which the Company operates.

     A. DESCRIPTION OF BUSINESS

          The Company was originally established with two complimentary operations: (i) a major regional closeout retail business; and (ii) one of the nation's largest closeout wholesale business. As a result of the sale of the Wholesale Division (see note 9) on February 11, 2002, the Company will operate solely as a major regional closeout retail business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail price. As of February 2, 2002, the Company operated a chain of 76 closeout retail stores, including 30 in New York (8 of which are in Manhattan), 23 in New Jersey, 7 in Ohio, 7 in Pennsylvania, 4 in Michigan, 3 in Connecticut, and 1 each in Delaware and Kentucky.

     B. PRINCIPLES OF CONSOLIDATION

          The financial statements of the Company are presented on a consolidated basis to reflect the economic substance of activities arising from common management and control. All significant intercompany balances and transactions have been eliminated in consolidation.

     C. CASH AND CASH EQUIVALENTS

          For financial reporting purposes, the Company considers all investments purchased with a original maturity date of three months or less to be cash equivalents.

     D. INVENTORIES

          Inventories are valued at the lower of cost or market, with cost determined by using the retail method.

     E. PROPERTY AND EQUIPMENT

          Depreciation is provided for the cost of depreciable properties at rates based on their estimated useful lives, which range from 3 to 10 years for furniture and equipment, or extending to the life of the related lease for leasehold improvements. All equipment, furniture and leasehold improvements are depreciated on the straight-line basis over their estimated useful lives.

     F. GOODWILL

          Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over periods not to exceed 40 years. Goodwill is measured for impairment using the estimated undiscounted cash flow method of the acquired business, and is written down if necessary. Accumulated amortization of goodwill amounted to $1,922 and $1,608, as of February 2, 2002, and February 3, 2001, respectively.

     G. INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be

                               MAZEL STORES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     H. ADVERTISING

          The Company expenses advertising costs as incurred. Advertising expense was $7,164, $6,245, and $4,107, for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000, respectively.

     I. FISCAL YEAR

          The Company follows the reporting calendar as published by the National Retail Federation. Fiscal years 2001, 2000, and 1999 are defined as the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000, respectively. Fiscal years 2001 and 1999 were 52-week years and fiscal 2000 was a 53-week year.

     J. USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Actual future results could differ from those estimates.

     K. RECLASSIFICATIONS

          Certain reclassifications have been made to financial data reported in prior periods in order to conform to the fiscal 2001 presentation.

     L. REVENUE RECOGNITION

          Revenue from merchandise sales is recognized when the related goods are sold directly to the consumer through the Company's retail chain of stores.

     M. FINANCIAL INSTRUMENTS

          The carrying value of cash and cash equivalents, notes and other receivables, accounts payable, and accrued expenses is considered to approximate their fair value due to their short maturity. The interest rates on debt instruments and notes receivable are considered to approximate market rates, and accordingly, their cost is reflective of fair value.

(2) PROPERTY AND EQUIPMENT

     The major classes of property and equipment consist of the following:

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
Furniture & Equipment.......................................    $18,666       $18,622
Leasehold improvements......................................     19,761        19,459
Construction in Progress....................................         54           135
                                                                -------       -------
                                                                 38,481        38,216
Less accumulated depreciation...............................     16,195        10,330
                                                                -------       -------
                                                                $22,286       $27,886
                                                                =======       =======

                               MAZEL STORES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(3) LONG-TERM DEBT

     The Company's long-term debt as of February 2, 2002, and February 3, 2001 consisted of the following:

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
Revolving credit facility...................................    $    --       $35,769
Term debt...................................................      9,100         4,528
Less Current portion........................................     (3,017)       (2,017)
                                                                -------       -------
                                                                $ 6,083       $38,280
                                                                =======       =======

     As of February 3, 2001, the Company maintained a $60,000 credit facility with a bank syndicate providing for a $50,000 revolving line of credit and $10 million term loan. This credit facility also included a seasonal borrowing limit increase of $10,000 from May to December annually. The credit facility was secured by substantially all assets of the Company and expired on November 15, 2002. At February 3, 2001, borrowings under the credit facility would bear interest, at the Company's option, at the banks' prime rate less 50 basis points or LIBOR plus a variable spread, and was subject to a commitment fee on the unused portion. This credit facility was amended in April 2001 to increase the interest rate on borrowings under the line of credit to the prime rate plus 100 basis points, and the increase the interest on the term loan to 25%.

     On August 21, 2001, the Company entered into a $70,000 three-year revolving credit facility with IBJ Whitehall Retail Finance. Under this facility, the Company also borrowed $8,000 through a Tranche B term loan with Wingate Capital, and $1,000 through a Tranche C term loan with The Provident Bank and National City Bank. Proceeds were used to repay all previous debt outstanding. Borrowings under the revolving credit facility bear interest, at the Company's option, at either the banks' prime rate or LIBOR plus a spread based upon an availability grid. Interest on the Tranche B loan is based upon the greater of the banks' prime rate plus 750 basis points or 15%, plus 3% deferrable at the Company's option, plus an original issue discount of $300 due upon payment of the Tranche B loan. Interest on the Tranche C loan was 20% through November 2001 and 25% thereafter. The Tranche C loan also provided for the issuance of warrants for 2.5% of the Company's outstanding shares at $0.01 per share in the event that the loan exists as of June 3, 2002. The warrants are not yet exercisable and will terminate in their entirety if the Tranche C loan is repaid by June 3, 2002 (see below). Availability on the revolving credit facility and the Tranche B loan is the lesser of the total credit commitment or a borrowing base calculation based primarily upon the Company's accounts receivable and inventories. The entire facility contains restrictive covenants that require minimum EBITDA levels, maximum annual capital expenditure levels, and minimum inventory leverage ratios.

     During the third quarter of fiscal 2001, the Company recorded an extraordinary loss as a result of the early extinguishment of debt relating to the Company's former revolving credit facility. The extraordinary loss consists of the write-off of debt issuance costs totaling $395, or $241 net of tax.

     On February 3, and February 5, 2002, the Company paid off the entire Tranche B and Tranche C loans, respectively, and on February 11, 2002, reduced the borrowing limit of the revolving credit facility from $70,000 to $30,000, and modified certain covenants. In connection with the repayment of one of the term loans, the previously reported warrant for 2.5% of the Company's outstanding shares has been extinguished. During the first quarter of fiscal 2002, the Company will record charges of $1,022 (pre-tax) related to the early extinguishment of debt and modifications made to the line of credit.

     As a result of the subsequent changes to the credit facility as discussed above, the Company is in compliance with its debt covenants.

                               MAZEL STORES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(4) RELATED PARTY TRANSACTIONS

     As of February 2, 2002, and February 3, 2001, tax loans to certain key executives relating to stock issued in lieu of compensation reductions and to former shareholders of the Company in payment of indebtedness at the time of the Company's Initial Public Offering totaled $90 and $2,864, respectively. Such amounts include accrued interest of $13 and $551, respectively at a rate of 6.6 percent. During fiscal 2001, certain loans were paid off (partially or in full) via either cash or the retirement of Company stock owned by these individuals. These loan payoffs resulted in the retirement of 160,100 common shares of the Company's common stock.

     Prior to the sale of the Wholesale Division, the Company leases the office and warehouse facility located in Solon, Ohio, from the Aurora Road Realty Development Company, a partnership 46 percent owned by two former key executives and current members of the Board of Directors. Pursuant to the lease agreement between the parties, the Company made rent payments totaling $1,930 for fiscal years 2001, 2000 and 1999, at rental rates which approximate fair value.

     The Company's warehouse in South Plainfield, New Jersey is leased from a limited liability company which is 41% owned by two former key executives and current members of the Board of Directors. Pursuant to the lease agreement between the parties, the Company made rent payments totaling $1,941, $2,080 and $1,892, for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively, at rental rates which approximate fair value.

     On February 11, 2002, the Company sold its Wholesale Division to a group including two former key executives and current members of the Board of Directors noted above (see note 9). As part of this transaction, the tax loans due from these executives were included in the net assets sold. The amount outstanding under these was loans was $2,038, at February 2, 2002.

(5) INCOME TAXES

     Income tax expense (benefit) attributable to income from continuing operations is as follows:

                                                                    FISCAL YEAR ENDED
                                                         ---------------------------------------
                                                         FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                            2002          2001          2000
                                                         -----------   -----------   -----------
Federal
  Current..............................................    $(2,155)      $(2,625)      $4,012
  Deferred.............................................        814        (3,712)      (2,800)
                                                           -------       -------       ------
                                                            (1,341)       (6,337)       1,212
State and local
  Current..............................................    $    65       $   105       $  520
  Deferred.............................................       (316)       (1,562)        (665)
                                                           -------       -------       ------
                                                              (251)       (1,457)         145
                                                           -------       -------       ------
                                                           $(1,592)      $(7,794)      $1,067
                                                           =======       =======       ======

                               MAZEL STORES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Total income tax expense (benefit) was recorded as follows:

                                                     FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                        2002          2001          2000
                                                     -----------   -----------   -----------
Income (loss) from continuing operations...........    $(1,592)      $(7,794)      $1,067
Income (loss) from discontinued operations.........    $  (711)      $  (540)      $3,436
Extraordinary charge...............................    $  (154)           --           --
                                                       -------       -------       ------
                                                       $(2,457)      $(8,334)      $4,503
                                                       =======       =======       ======

     The income tax expense differed from the "expected" amount computed by applying the U.S. federal tax rate of 35 percent to pretax income from continuing operations as a result of the following:

                                                                FISCAL YEAR ENDED
                                                     ---------------------------------------
                                                     FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                        2002          2001          2000
                                                     -----------   -----------   -----------
Computed "expected" tax expense....................    $(1,429)      $(6,995)      $  934
Corporate state and local taxes, net of federal
  benefit..........................................       (163)         (947)         (94)
Other..............................................         --           148          227
                                                       -------       -------       ------
                                                       $(1,592)      $(7,794)      $1,067
                                                       =======       =======       ======

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
Deferred tax assets Current
  Inventory capitalization and reserve......................    $2,065        $ 5,840
  Accrued expenses..........................................     3,889          1,445
  Other.....................................................        32          1,578
                                                                ------        -------
                                                                 5,986          8,863
Noncurrent
  Equipment, furniture, and leasehold improvements basis
     differences............................................     1,461            806
  Accrued lease obligations.................................     2,034          1,841
     Net operating loss carryforward -- state...............     1,553          1,039
                                                                ------        -------
                                                                 5,048          3,686
                                                                ------        -------
     Total gross deferred tax assets........................    11,034         12,549
Noncurrent deferred tax liabilities -- goodwill.............    (1,230)        (1,116)
                                                                ------        -------
     Net deferred tax asset.................................    $9,804        $11,433
                                                                ======        =======

          At February 2, 2002, state net operating losses totaling $22,321 will be carried forward to offset state taxable income in future years. The loss carryforward period varies by state, but will expire in a range of six to 21 years.

          A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefit will not be realized. In management's opinion, based upon projections of future taxable income it is more likely that the tax benefits will be realized; consequently, no valuation allowance has been established as of February 2, 2002 and February 3, 2001.

                               MAZEL STORES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) COMMITMENTS AND CONTINGENCIES

     A. LEASES

          The Company is obligated for office, warehouse and retail space under operating lease arrangements which expire at various dates through fiscal 2018. Some of these leases are subject to certain escalation clauses based on real estate taxes and other occupancy expense, and several leases provide for additional rent based on a percentage of sales.

          At February 2, 2002, minimum annual rental commitments under noncancellable leases for the Company are as follows, for the fiscal years ending:

2002........................................................   $15,230
2003........................................................    13,574
2004........................................................    12,905
2005........................................................    11,942
2006........................................................    10,699
2007 and thereafter.........................................    22,505
                                                               -------
                                                               $86,855
                                                               =======

          Rent expense for all leases for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000 was $18,471, $20,467, and
     $16,203, respectively. These amounts include contingent rentals of $135, $234, and $213, respectively.

     B. LETTERS OF CREDIT

          At February 2, 2002 and February 3, 2001, the Company had outstanding letters of credit issued to various parties aggregating $2,802 and $2,536, respectively.

     C. CONTINGENT CONSIDERATION

          In connection with prior store acquisitions, the Company may be required to make additional payments annually to a maximum of $675 and $275, based on the store's profits, as defined. This arrangement expires on December 31, 2002. No amounts have been paid or are payable under these agreements through February 2, 2002.

     D. LITIGATION

          In April 2002, Brady Churches, a director and former officer of the Company filed an action against the Company in the Common Pleas Court of Franklin County, Ohio, alleging a breach of his Employment Agreement, following the termination of his employment in February 2002. Mr. Churches claims damages in excess of $1.4 million. The Company denies any liability to Mr. Churches claiming that he voluntarily terminated his employment and commenced work for Value City Department Stores ("VCDS") in connection with the termination by VCDS of the VCM, Ltd. joint venture. The Company intends to vigorously contest Mr. Churches' claims.

                               MAZEL STORES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

          The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business.

          The Company believes that the amount of any ultimate liability with respect to all actions will not have a material adverse effect on the Company's liquidity or results of operations.

(7) RETIREMENT AND SAVINGS PLAN (IN WHOLE DOLLARS)

     The Company maintains separate defined contribution plans under Section 401(k) of the Internal Revenue Code, for its non-union and union employees who meet certain age and service requirements. In early fiscal 1998, the Company amended its Section 401(k) plan covering non-union employees. The Company's contribution for the non-union plan is equal to 25 percent of employee contributions up to three percent of employee compensation, with the Company's contributions vesting ratably over five years. The Company contribution to the union plan is equal to 25 percent of the employee contributions, to an annual per employee maximum of $375 in 2001 and $350 in 2000. Contributions to these plans by the Company were $67,450, $69,443 and $55,283 for fiscal years 2001, 2000, and 1999, respectively.

(8) COMPENSATORY PLANS

     The Mazel Store, Inc. 1996 Stock Option Plan ("Stock Option Plan") as amended provides for the issuance 1,500,000 stock options ("Options") to acquire the common stock of the Company. Pursuant to the provisions of the Stock Option Plan, employees of the Company may be granted Options, including both incentive stock options and nonqualified stock options ("NQSO"). Consultants may receive only NQSO under the Stock Option Plan. Non-employee directors automatically receive, upon the date they first become Directors, a grant of Options to purchase 15,000 shares of common stock of the Company. The purchase price of a share of common stock pursuant to an Option shall not be less than the fair market value at the grant date. The Options typically vest in five equal installments of 20 percent of the grant, and have a term of 10 years.

     The Company applies the intrinsic value method to account for stock based compensation. Accordingly, no compensation expense has been recognized. The following table provides net income and net income per share reduced to the pro forma amounts calculating compensation expense consistent with the fair value method (in thousands, except per share information):

                                                     FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                        2002          2001          2000
                                                     -----------   -----------   -----------
Reported income (loss) from continuing
  operations.......................................    $(3,843)     $(13,034)      $6,757
Pro forma income (loss) from continuing
  operations.......................................     (4,122)      (13,279)       6,381
Reported diluted income (losses) from continuing
  operations.......................................      (0.42)        (1.43)        0.74
Pro forma diluted income (losses) per share from
  continuing operations............................      (0.45)        (1.45)        0.70

     The fair value of each Option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000.

                                                     FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                        2002          2001          2000
                                                     -----------   -----------   -----------
Expected life of option............................        7.7yrs        7.7yrs        7.7yrs
Risk-free interest rate............................        5.0%          5.1%          6.7%
Expected volatility of Mazel Stores, Inc. stock....        100%           75%           50%
Expected dividend yield on Mazel Stores, Inc.
  stock............................................          0%            0%            0%

                               MAZEL STORES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The above results may not be representative of the effect of the fair value method of net income on future years.

     The following is a summary of option activity for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000, and the related weighted average exercise price:

                                       FEBRUARY 2, 2002       FEBRUARY 3, 2001        JANUARY 29, 2000
                                     --------------------   ---------------------   ---------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                 EXERCISE                EXERCISE                EXERCISE
                                      SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                                     ---------   --------   ----------   --------   ----------   --------
Outstanding at beginning of fiscal
  year.............................  1,608,005    $11.12     1,157,780    $14.30       926,125    $15.85
     Granted at market.............    655,000      2.66       550,100      4.94       271,650      9.04
     Exercised.....................         --        --            --        --            --        --
     Expired or forfeited..........   (435,455)    10.53       (99,875)     13.7       (39,995)    14.37
                                     ---------    ------    ----------    ------    ----------    ------
Outstanding at end of fiscal
  year.............................  1,827,550    $ 7.71     1,608,005    $11.12     1,157,780    $14.30
                                     =========    ======    ==========    ======    ==========    ======
Options available for grant at end
  of year..........................         --                      --                 342,220
Weighted average fair value of
  options granted during the
  year.............................  $    2.40              $     1.30              $     4.77

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          ------------------------------------   ----------------------
                                                         WEIGHTED
                                                           AVG.
                                                        -----------   WEIGHTED                 WEIGHTED
                                            NO. OF       REMAINING      AVG.       NO. OF        AVG.
                                            OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
                                          OUTSTANDING      LIFE         PLAN     EXERCISABLE    PRICE
                                          -----------   -----------   --------   -----------   --------
Range of exercise prices:
  Fiscal year 1996 grants at $16.00.....     396,875       4.81        $16.00      396,875      $16.00
  Fiscal year 1997 grants at
     $13.87-$25.75......................      31,000       5.66         16.83       24,800       16.83
  Fiscal year 1998 grants at
     $10.00-$17.50......................     134,325       6.33         14.55       80,595       14.55
  Fiscal year 1999 grants at
     $9.00-9.63.........................     196,850       7.34          9.06       78,740        9.06
  Fiscal year 2000 grants at
     $2.50-9.25.........................     413,500       8.76          4.20      140,600        3.50
  Fiscal year 2001 grants at
     $1.67-4.50.........................     655,000       9.33          2.66           --          --
                                           ---------       ----        ------      -------      ------
                                           1,827,550       7.72          7.71      721,610       12.67
                                           =========       ====        ======      =======      ======

     During fiscal 2000 and 2001, the Company's Board of Directors approved option grants in excess of those allowed by the Stock Option Plan. These grants were made pending shareholder approval at the 2002 Annual Shareholders Meeting of an increase in the available number of shares.

(9) DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 2001, the Company formally approved a plan to dispose of its Wholesale Division ("Division"), and on February 11, 2002, the Company signed an agreement that sold substantially all assets of this Division to MZ Wholesale Acquisition LLC (MZ), d/b/a Mazel Company a group headed by two former executives and current members of the Board of Directors. The Division was engaged in the business of acquiring closeout merchandise at prices substantially below traditional wholesale prices and selling such merchandise through a variety of channels. The Division's wholesale operations purchased and resold many of the same lines of merchandise sold through the Company's current retail operations.

                               MAZEL STORES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     On the date of the sale, MZ paid the Company $22,292 for the purchase of the Wholesale Division, based on a preliminary estimate of the net assets of the Division. On April 12, 2002, the preliminary revised balance sheet of the division was submitted, and MZ is expected to pay the Company an additional $5,000. The Company recorded an after-tax loss on the sale of this business of $3,665, or $0.40 per diluted share, and reflected this business as a discontinued operation in fiscal year 2001. The loss on the sale included closing costs related to the transaction such as severance costs, professional fees, and the write-down of long-lived assets, as well as a provision for the operating loss of the discontinued business from February 3, 2002 through February 11, 2002 (the disposal date). At February 2, 2002, and February 3, 2001, $3,266 and $0, respectively, were included in accrued expenses and other current liabilities related to these losses on the disposal of the Wholesale Division.

     The Consolidated Financial Statements and related notes for the periods ended February 3, 2001, and January 29, 2000, have been reclassified, where applicable, to reflect the Wholesale Division as a discontinued operation. Operating results of discontinued operations (after elimination of intercompany losses) were as follows for fiscal years 2001, 2000 and 1999:

                                                 FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                    2002          2001          2000
                                                 -----------   -----------   -----------
Net Sales......................................    $72,343       $88,812       $80,874
Cost of Sales -- before special charge.........     52,932        64,677        56,682
Selling, General and Administrative -- before
  special charge...............................     14,286        15,687        14,789
Special Charge.................................         --         8,403            --
Interest Expense...............................        938         1,248           811
                                                   -------       -------       -------
Income (loss) before income taxes..............      4,187        (1,383)        8,592
Income tax expense (benefit)...................      1,633          (540)        3,436
                                                   -------       -------       -------
Income (loss) from discontinued Wholesale
  Division.....................................      2,554          (843)        5,156
Gain (loss) on disposal of discontinued
  Wholesale Division...........................     (3,665)           --            --
                                                   -------       -------       -------
Income (loss) from discontinued Operations.....    $(1,111)      $  (843)      $ 5,156
                                                   =======       =======       =======
Net income (loss) per basic and diluted share
  from discontinued operations.................    $ (0.12)      $ (0.09)      $  0.56
                                                   =======       =======       =======

                               MAZEL STORES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The net assets of the Wholesale Division as of February 2, 2002, and February 3, 2001, were as follows:

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
Assets
  Trade receivables, net....................................    $ 7,944       $13,345
  Inventories, net..........................................     21,138        23,631
  Prepaid expenses..........................................        506           608
  Property and equipment....................................        538         2,593
  Notes and other receivables...............................      1,970         2,181
  Other assets..............................................        617           709
                                                                -------       -------
     Total assets...........................................    $32,713       $43,067

Liabilities
  Accounts payable..........................................    $ 5,093       $ 6,754
  Accrued expenses..........................................      1,402         2,663
                                                                -------       -------
     Total liabilities......................................      6,495         9,417
                                                                -------       -------
Net assets of discontinued operations.......................    $26,218       $33,650
                                                                =======       =======

(10) INVESTMENT IN VCM, LTD.

     On August 3, 1997, the Company commenced the operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with VCDS, whereby VCM operates the toy, sporting goods, and general merchandise departments for the Value City Department Stores chain. The Company coordinates merchandise purchasing on behalf of VCM, some of which is sourced from the Company's wholesale segment. The Company's original investment in VCM, which is accounted for under the equity method, was $9,637. In addition to its 50 percent equity share of VCM's net profit or loss, the Company receives a management fee equal to three percent of net sales. The Company's share of VCM's net profit (loss) was ($398), ($240) and $1,338, for fiscal years 2001, 2000, and 1999, respectively. The Company also recorded management fee revenue, within selling, general and administrative costs, totaling $4,085, $4,206, and $2,861 for fiscal years 2001, 2000 and 1999.
The Company recorded amounts receivable from VCM for these management fees of $0 and $4,206 as of February 2, 2002 and February 3, 2001, respectively.

     On July 19, 2001, the Company received a notice from VCDS with respect to its election to terminate the VCM joint venture by fiscal 2001 year-end, and on February 2, 2002, the parties reached an agreement to terminate the joint venture. Under the terms of the agreement, VCDS paid Mazel $8,375 in consideration of the termination of Mazel's 50 percent ownership rights in the joint venture. As a result of this termination, the Company recorded a $650 loss during the fourth quarter of fiscal 2001.

(11) EARNINGS PER SHARE

     Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock

                               MAZEL STORES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

options considered to be common stock equivalents. The following table shows the amounts used in computing earnings per share for the years ended February 2, 2002, February 3, 2001, and January 29, 2000:

                                                   FEBRUARY 2,   FEBRUARY 3,   JANUARY 29,
                                                      2002          2001          2000
                                                   -----------   -----------   -----------
Numerator:
  Net income (loss) available to common
     shareholders................................  $   (3,843)   $  (13,034)   $    6,757

Denominator:
  Basic weighted average shares..................   9,121,000     9,141,800     9,141,800
  Effect of dilutive stock options...............          --            --        12,900
                                                   ----------    ----------    ----------
  Diluted weighted average shares................   9,121,000     9,141,800     9,154,700
                                                   ==========    ==========    ==========
  Basic net income (loss) per share..............  $    (0.42)   $    (1.43)   $     0.74
                                                   ==========    ==========    ==========
  Diluted net income (loss) per share............  $    (0.42)   $    (1.43)   $     0.74
                                                   ==========    ==========    ==========

     The effect of incremental shares from stock options (see note 8) of 16,400 and 21,700 at February 2, 2002, and February 3, 2001, respectively, have been excluded from diluted weighted average shares, as the net loss for the related periods would cause the incremental shares to be antidilutive.

(12) SPECIAL CHARGE

     In the fourth quarter of fiscal 2000, the Company's Board of Directors adopted a strategic plan to focus the operations of the Company on increasing its return on invested assets. The Company identified the increase of inventory turns as a key facet of that initiative and to that end has realigned its targeted inventory by department to include new categories and to discontinue other categories or groups of items that do not meet its productivity standards in both the retail and wholesale operation. As a result, the Company recorded a special pre-tax charge totaling $5,446 ($3,322 after tax, or $0.36 per share). Of the charge, $4,450 related to inventory realignment and was recorded to cost of sales, and $996 related to lease terminations and the write-down of other assets was recorded to selling, general and administrative expense. An additional charge of $8,403 for inventory realignment charges, the write-off of bad debts, and professional fees incurred was recorded by the wholesale segment disposed of on February 11, 2002 (see note 9). At February 2, 2002, and February 3, 2001, $350 and $1,371, respectively were included in accrued expenses and other current liabilities related to these special charges.

     Special charges for the fiscal year ended January 30, 1999 resulted from the relocation of the Company's retail warehouse and distribution facility to South Plainfield, New Jersey. The charges totaling $1,387 reflect the estimated costs of exiting the former retail warehouse located in Englewood, New Jersey, including the write-off of related long-lived assets and employee severance costs.

                               MAZEL STORES, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(13) UNAUDITED QUARTERLY FINANCIAL DATA

     The following table represents certain unaudited financial information for the periods indicated:

                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Year Ended February 2, 2002
  Net sales............................................  $54,915   $60,135   $57,394   $85,705
                                                         -------   -------   -------   -------
  Gross profit.........................................  $20,865   $22,590   $22,799   $33,680
                                                         -------   -------   -------   -------
  Income (loss) from continuing operations.............   (2,670)   (2,181)   (2,563)    4,923
  Extraordinary loss...................................       --        --      (241)       --
  Income (loss) from discontinued operations...........    1,068       503     1,040    (3,722)
                                                         -------   -------   -------   -------
  Net income (loss)....................................  $(1,602)  $(1,678)  $(1,764)  $ 1,201
                                                         =======   =======   =======   =======
  Net income (loss) per share -- basic and diluted:
     Continuing Operations.............................  $ (0.29)  $ (0.24)  $ (0.28)  $  0.54
     Extraordinary Loss................................       --        --     (0.03)       --
     Discontinued Operations...........................     0.12      0.05      0.11     (0.41)
                                                         -------   -------   -------   -------
     Net income (loss).................................  $ (0.17)  $ (0.19)  $ (0.20)  $  0.13
                                                         =======   =======   =======   =======

Year Ended February 3, 2001
  Net Sales............................................  $47,421   $52,830   $52,305   $87,139
                                                         -------   -------   -------   -------
  Gross profit before special charge...................  $18,869   $21,268   $20,463   $29,456
                                                         -------   -------   -------   -------
  Special charge.......................................  $    --   $    --   $    --   $(5,446)
                                                         -------   -------   -------   -------
  Income (loss) from continuing operations.............   (2,035)   (1,343)   (3,650)   (5,162)
  Income (loss) from discontinued operations...........    2,041       689     1,079    (4,653)
                                                         -------   -------   -------   -------
  Net income (loss)....................................  $     6   $  (654)  $(2,571)  $(9,815)
                                                         =======   =======   =======   =======
  Net income (loss) per share -- basic and diluted:
       Continuing operations...........................  $ (0.22)  $ (0.15)  $ (0.40)  $ (0.56)
       Discontinued operations.........................     0.22      0.08      0.12     (0.51)
                                                         -------   -------   -------   -------
       Net income (loss)...............................  $  0.00   $ (0.07)  $ (0.28)  $ (1.07)
                                                         =======   =======   =======   =======

                               MAZEL STORES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                          BALANCE AT    CHARGE TO   CHARGE TO                 BALANCE AT
                                         BEGINNING OF   COSTS AND     OTHER                     END OF
              DESCRIPTION                   PERIOD       EXPENSE    ACCOUNTS    DEDUCTIONS      PERIOD
              -----------                ------------   ---------   ---------   -----------   -----------
Inventory Reserve
     Fiscal 1999.......................       350           210        --             50           510
     Fiscal 2000.......................       510         3,800        --             --         4,310
     Fiscal 2001.......................     4,310            --        --          3,145         1,165

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2002.

                                          MAZEL STORES, INC.

                                          By: /s/ PETER HAYES
                                              Peter Hayes
                                              Chairman of the Board and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on May 2, 2002.

                 SIGNATURES
                 ----------



              /s/ PETER HAYES                 Chairman of the Board and Chief Executive Officer and
 ------------------------------------------                         Director
                Peter Hayes




             /s/ EDWARD CORNELL                              Chief Financial Officer
 ------------------------------------------
               Edward Cornell

                    DIRECTORS
                    ---------



              /s/ CHARLES BILEZIKIAN                                /s/ ROBERT HORNE
 ------------------------------------------------   ------------------------------------------------
                Charles Bilezikian                                    Robert Horne




                 /s/ JACOB KOVAL                                    /s/ MARK MILLER
 ------------------------------------------------   ------------------------------------------------
                   Jacob Koval                                        Mark Miller




               /s/ NED L. SHERWOOD                                /s/ WILLIAM A. SHENK
 ------------------------------------------------   ------------------------------------------------
                 Ned L. Sherwood                                    William A. Shenk




                 /s/ JOSEPH NUSIM                                  /s/ REUVEN DESSLER
 ------------------------------------------------   ------------------------------------------------
                   Joseph Nusim                                      Reuven Dessler




                /s/ BRADY CHURCHES
 ------------------------------------------------
                  Brady Churches

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
 -------                      -----------------------
   2.1      Asset Purchase Agreement between Registrant, as seller, and
            MZ Wholesale Acquisition, LLC, dated February 11, 2002**
   3.1      Amended and Restated Articles of Incorporation*
   3.2      Amended and Restated Code of Regulations*
   4.1      Amended and Restated Loan and Security Agreement dated
            February 11, 2002 by and among the Registrant and
            subsidiaries and IBJ Whitehall Business Credit Corp., as
            Administrative Agent for lenders.**
  10.1      Employment Agreement dated May 7, 2001 between Registrant
            and Peter J. Hayes.***
  10.2      Operating Agreement of MZ Put JV, LLC, dated February 11,
            2002.**
  10.3      Standstill Agreement dated February 11, 2002, by and among
            Reuven Dessler, Jacob Koval, Jay Schottenstein, ZS Fund L.P.
            and Registrant.**
  10.4      Settlement and Termination Agreement, dated February 2, 2002 between Odd Job Trading Corp. And GB Retailers, Inc. (An
            affiliate of Value City Department Stores).****
  10.5      Employment Letter dated October 31, 2001 for Edward Cornell.
  10.6      Agreement, dated February 12, 2002 between the Registrant
            and Mark Hanners.
  10.7      South Plainfield, New Jersey Facility Lease.*****
  10.8      1996 Stock Option Plan*
  10.9      Agreement, dated May 3, 2002 between Registrant and Jerry
            Sommers.
  21.0      List of Subsidiaries
  23.0      Consent of Independent Auditors
  24.1      Powers of Attorney

---------------

* Incorporated by reference to exhibit included in the Registrant's Registration Statement on Form S-1 (File #333-11739) as amended.

** Incorporated by reference to an exhibit included in the Current Statement on Form 8-K dated February 11, 2002.

*** Incorporated by reference to an exhibit included in the Quarterly Statement on Form 10-Q for the quarter ended May 5, 2001.

**** Incorporated by reference to an exhibit included in the Current Statement on Form 8-K dated February 2, 2002.

***** Incorporated by reference to an exhibit included in the Annual Statement on Form 10-K for the fiscal year ended January 30, 1999.