Form 10-Q
period 2002-05-04
MAZEL STORES INC
filed 2002-06-18
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     May 4, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597

                               MAZEL STORES, INC.
             (Exact name of Registrant as specified in its charter)

               Ohio                                             34-1830097
---------------------------------                          --------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

                                200 Helen Street
                           South Plainfield, NJ 07080
                           --------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  908-222-1000
                                  ------------
              (Registrant's telephone number, including area code)

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
Yes   *         No
----------       ---------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

Common Shares, no par value, outstanding as of June 14, 2002:  9,060,695


                       MAZEL STORES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                             Page No.
                                                                                             --------

         PART I - FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheets - as of
                   May 4, 2002 (unaudited) and February 2, 2002                                    4

                   Consolidated Statements of Operations (unaudited) -
                   for the thirteen week periods ended
                   May 4, 2002 and May 5, 2001                                                     5

                   Consolidated Statements of Cash Flows (unaudited) -
                   for the thirteen week periods ended
                   May 4, 2002 and May 5, 2001                                                     6

                   Condensed Notes to Consolidated Financial Statements                            7

         Item 2.   Management's Discussion and Analysis of Financial                              10
                   Condition and Results of Operations


                    PART II - OTHER INFORMATION

         Items 1- 6.                                                                              14


         Signatures                                                                               15

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

The Registrant's Consolidated Financial Statements follow this page.

                               MAZEL STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                       May 4,       February 2,
                                                                        2002           2002
                                                                    -----------     -----------
                                                                    (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                        $  4,723       $  4,046
     Notes and accounts receivable - related parties                        90             90
     Other receivables                                                   6,118          1,176
     Income tax receivable                                               2,155          2,396
     Inventories                                                        35,315         27,580
     Prepaid expenses and other current assets                             932            585
     Deferred income taxes                                               7,818          5,986
     Net assets of discontinued operations                                   -         26,218
                                                                      --------       --------

          Total current assets                                          57,151         68,077

Property and equipment, net                                             21,081         22,286
Other assets                                                             2,485          3,480
Goodwill, net                                                                -          9,447
Deferred income taxes                                                    3,818          3,818
                                                                      --------       --------

          Total assets                                                $ 84,535       $107,108
                                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                $     12       $  3,017
     Accounts payable                                                   15,914         16,568
     Accrued expenses and other current liabilities                      7,446          8,915
                                                                      --------       --------
                                                                        23,372         28,500
          Total current liabilities

Long-term debt, net of current portion                                       -          6,083
Other liabilities                                                        5,089          5,000
                                                                      --------       --------
          Total liabilities                                             28,461         39,583
                                                                      --------       --------

Stockholders' equity:
     Preferred stock, no par value, 2,000,000 shares authorized;
          no shares issued or outstanding                                    -              -
     Common stock, no par value, 14,000,000 shares authorized;
          9,019,900 and 9,141,800 shares issued and outstanding,
          respectively                                                  64,428         63,935
     Retained earnings (deficit)                                        (8,354)         3,590
                                                                      --------       --------

          Total stockholders' equity                                    56,074         67,525
          Commitments and contingencies                                      -              -
                                                                      --------       --------
          Total liabilities and stockholders' equity                  $ 84,535       $107,108
                                                                      ========       ========


      See accompanying condensed notes to consolidated financial statements

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                        Thirteen Week Periods Ended
                                                                                          May 4,           May 5,
                                                                                          2002             2001
                                                                                       -----------       ---------

Net sales                                                                              $    54,702       $  54,915
Cost of sales                                                                               33,071          34,050
                                                                                       -----------       ---------

       Gross profit                                                                         21,631          20,865

Selling, general and administrative expenses                                                24,630          24,245
                                                                                       -----------       ---------

       Operating loss                                                                       (2,999)         (3,380)

Other expense, net                                                                               -             475
Interest expense, net                                                                          348             521
                                                                                       -----------       ---------

       Loss from continuing operations before income taxes and extraordinary item           (3,347)         (4,376)


Income tax benefit                                                                          (1,305)         (1,706)
                                                                                       -----------       ---------

       Loss from continuing operations before extraordinary item                            (2,042)         (2,670)

Extraordinary loss on extinguishment of debt (net of tax benefit of $291)                     (455)              -

Income from operations of the discontinued Wholesale Division
   (net of tax benefit of $682)                                                                  -           1,068
                                                                                       -----------       ---------

       Net loss before change in accounting principle                                       (2,497)         (1,602)

 Change in accounting principle                                                             (9,447)              -
                                                                                       -----------       ---------

       Net loss                                                                        $   (11,944)        $(1,602)
                                                                                       ===========       =========

Basic and diluted net income (loss) per common share:
   Loss from continuing operations before extraordinary item                           $     (0.23)         $(0.29)
   Extraordinary loss                                                                        (0.05)              -
   Income from discontinued operations                                                           -            0.12
                                                                                       -----------       ---------
   Net loss per common share, before change in accounting principle                          (0.28)          (0.17)
   Loss per share from change in accounting principle                                        (1.05)              -
                                                                                       -----------       ---------
       Net loss per common share                                                       $     (1.33)         $(0.17)
                                                                                       ===========       =========


Weighted average common shares outstanding-basic and diluted                             9,019,900       9,141,800
                                                                                       ===========       =========


      See accompanying condensed notes to consolidated financial statements

                               MAZEL STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       Thirteen Week Periods Ended
                                                                                       May 4,              May 5,
                                                                                       2002                 2001
                                                                                   -------------        -------------

     Net loss                                                                          $(11,944)      $ (1,602)
     Adjustments to reconcile net  loss to net cash provided by (used in)
        operating activities
            Income from operations of discontinued wholesale division, net of tax             -          1,068
            Change in accounting principle                                                9,447              -
            Extraordinary loss on the extinguishment of debt, net of tax                    455              -
            Depreciation and amortization                                                 1,581          1,727
            Deferred income taxes                                                        (1,832)             -
            Equity in net loss from VCM, Ltd.                                                 -            475
            Changes in operating assets and liabilities
               Notes and other receivables                                               (1,016)         1,199
               Income tax receivable                                                        241              -
               Inventories                                                               (7,735)        (2,576)
               Prepaid expenses                                                            (347)           245
               Other assets                                                                 866              -
               Accounts payable                                                            (654)            52
               Accrued expenses and other liabilities                                    (1,380)          (209)
                                                                                       --------       --------

                  Total adjustments                                                        (374)         1,981
                                                                                       --------       --------

                  Net cash (used in) provided by continuing operations                  (12,318)           379
                  Net cash provided by discontinued operations                                -          3,855
                                                                                       --------       --------

                  Net cash (used in) provided by operating activities                   (12,318)         4,234
                                                                                       --------       --------

Cash flows from investing activities
     Capital expenditures, net                                                             (226)          (103)
     Lease acquisitions                                                                     (21)           (62)
     Proceeds from sale of net assets of discontinued operations                         22,292              -
                                                                                       --------       --------

                  Net cash provided by (used in) investing activities                    22,045           (165)
                                                                                       --------       --------

Cash flows from financing activities
     Debt repayments                                                                    (21,858)       (20,710)
     Debt borrowings                                                                     12,770         17,944
     Financing costs paid                                                                  (455)             -
     Proceeds from exercise of stock options                                                493              -
                                                                                       --------       --------

                  Net cash used in financing activities                                  (9,050)        (2,766)
                                                                                       --------       --------

Net increase in cash and cash equivalents                                                   677          1,303
Cash and cash equivalents at beginning of period                                          4,046          2,318
                                                                                       --------       --------

Cash and cash equivalents at end of period                                             $  4,723       $  3,621
                                                                                       ========       ========

Supplemental disclosures
     Cash paid for interest                                                                  47            911
     Cash (received) paid for income taxes                                                   (6)            58
                                                                                       ========       ========


      See accompanying condensed notes to consolidated financial statements

                               MAZEL STORES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THIRTEEN WEEK PERIODS ENDED MAY 4, 2002 AND MAY 5, 2001
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) Basis of Presentation

The consolidated financial statements for the thirteen week periods ended May 4, 2002 and May 5, 2001 (fiscal first quarters), respectively, represent the retail operations of Mazel Stores, Inc. Comparative consolidated financial statements for the thirteen week period ended May 5, 2001 have been restated, where applicable, to reflect the Company's former Wholesale Division as a discontinued operation.

In the opinion of management, this information includes all adjustments that are normal and recurring in nature and necessary to present fairly the results of the interim periods shown in accordance with accounting principles generally accepted in the United States of America. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full fiscal year.

The unaudited interim consolidated financial statements have been prepared using the same accounting principles that were used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002 and should be read in conjunction with the consolidated financial statements and the notes thereto.

(2) Goodwill and Other Intangible Assets

Effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. In the first quarter of 2002, the Company determined, using the goodwill impairment provisions of SFAS No. 142, that its unamortized goodwill was impaired and recorded a non-cash charge of $9,447 to write-off the entire goodwill balance. This charge is shown as a change in accounting principle for the first quarter ended May 4, 2002. An unamortized goodwill balance of $6,688 remains for tax purposes and a valuation allowance has been established to offset the deferred tax asset. Amortization expense related to goodwill was $79 for the first quarter ended May 5, 2001. This would not have affected earnings per share for the first quarter ended May 5, 2001.

(3) Discontinued Operations

On February 11, 2002, the Company signed an agreement that sold substantially all assets of its Wholesale Division ("Division") to MZ Wholesale Acquisition LLC (MZ), d/b/a Mazel Company, a group headed by two former executives and current members of the Board of Directors. The Division was engaged in the business of acquiring closeout merchandise at prices substantially below traditional wholesale prices and selling such merchandise through a variety of channels. The Division's wholesale operations purchased and resold many of the same lines of merchandise sold through the Company's current retail operations.

On the date of the sale, MZ paid the Company $22,292 for the purchase of the assets of the Wholesale Division, based on a preliminary estimate of the net assets of the Division. On May 21, 2002, after the close of the first quarter, MZ paid the Company an additional $5,245 based upon a finalized balance sheet of the Division and other advances after the balance sheet date. This amount is reported in other receivables at May 4, 2002. At May 4, and February 2, 2002, $970 and $3,266, respectively, were included in accrued expenses and other current liabilities related to closing costs on the disposal of the Wholesale Division.

Operating results of discontinued operations for the quarter ended May 5, 2001, (after elimination of intercompany losses) were as follows:

Net sales                                                         $20,860
Cost of sales                                                      15,067
                                                                  -------
Gross margin                                                        5,793
Selling, general and administrative expenses                        3,808
                                                                  -------
Operating income                                                    1,985
Interest expense                                                      235
                                                                  -------
Income before income taxes                                          1,750
Income tax expense                                                    682
                                                                  -------
Income from discontinued operations                               $ 1,068
                                                                  =======
Net income per basic and diluted share
  from discontinued operations                                    $  0.12
                                                                  =======

(4) Investment in VCM, Ltd.

On February 2, 2002, the Company reached an agreement to terminate the operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores. The Company's original investment in VCM was accounted for under the equity method. In addition to its 50 percent equity share of VCM's net profit or loss, the Company received a management fee equal to three percent of VCM's net sales. For the first quarter ended May 5, 2001, the Company recorded management fee revenue of $688 (within selling, general and administrative expenses) and its share of VCM's net loss of $475.

(5) Earnings Per Share

The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

The effect of incremental shares from stock options at May 4, 2002, and May 5, 2001, respectively, have been excluded from diluted weighted average shares, as the net loss for the related periods would cause the incremental shares to be antidilutive.


                                                           Thirteen Weeks Ended
                                                           --------------------
                                                          May 4,            May 5,
                                                           2002              2001
                                                           ----              ----
NUMERATOR:
Net loss available to common shareholders used in
     basic and diluted net income per share            $   (11,944)      $    (1,602)
DENOMINATOR:
Basic weighted average shares                            9,019,900         9,141,800
Effect of dilutive stock options                                 -                 -
                                                       -----------       -----------

Diluted weighted average shares                          9,019,900         9,141,800
                                                       ===========       ===========

Basic loss per common share                            $     (1.33)      $     (0.17)
Diluted loss per common share                          $     (1.33)      $     (0.17)


(6) Long-term Debt

On February 3, and February 5, 2002, the Company paid off its entire outstanding loan balances of $8,000 with Wingate Capital (Tranche B term loan) and $1,000 with The Provident Bank and National City Bank (Tranche C term loan), respectively. In connection with the repayment of the Tranche C term loan, a previously reported warrant for 2.5% of the Company's outstanding shares has been extinguished. On February 11, 2002, the Company reduced the borrowing limit of its revolving credit facility with IBJ Whitehall Retail Finance from $70,000 to $30,000, and modified certain covenants. During the first quarter of 2002, the Company recorded an extraordinary charge of $455, net of taxes, for the early extinguishment of debt and modifications made to the revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Mazel Stores, Inc. (the "Company") is a major regional closeout retail business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer. As of May 4, 2002, the Company operated a chain of 77 closeout retail stores in New York, New Jersey, Pennsylvania, Connecticut, Delaware, Ohio, Michigan, and Kentucky.

The Company was founded in 1975 as a wholesaler of close-out merchandise. In fiscal 1996, the Company purchased the established Odd Job retail business, consisting of 12 retail stores and a warehouse and distribution facility. Management's business strategy has primarily focused on the growth of its Odd Job retail business. In February 2002, the Company sold its Wholesale Division to focus exclusively on the growth and profitability of the retail stores. The stores, which operate primarily under the name Odd Job, are located in the Northeast and Midwest regions with a concentration in metropolitan New York. The company has consolidated all management, buying and administrative functions to its New Jersey offices. The Company expects to change its corporate name to "Odd Job Stores, Inc." later this year.


Thirteen Weeks 2002 versus Thirteen Weeks 2001 (Fiscal First Quarters)

Net sales for the first quarter 2002 were $54.7 million, compared to $54.9 million for the first quarter 2001, a decrease of $0.2 million, or 0.4%. The decrease in net sales was attributable to the loss of sales from two stores closed in 2001 offsetting a comparable store (76 stores for fiscal 2002) net sales increase of 2.6%.

Gross profit for the fiscal 2002 first quarter was $21.6 million, compared to $20.9 million for the first quarter 2001, an increase of $0.8 million or 3.7%. Gross profit increased to 39.5% from 38.0% in the first quarter 2001, due primarily to higher realized product markup.

Selling, general and administrative expense reflects the four-wall cost of the stores, the distribution facility and office support. Selling, general and administrative expense for the fiscal 2002 first quarter was $24.6 million, compared to $24.2 million for the first quarter 2001, an increase of $0.4 million or 1.6%. The increase resulted from the absence of management fee revenue received from VCM, Ltd. compared to $0.7 million for first quarter 2001, a $0.1 million increase in store level expenses, primarily occupancy costs, offsetting a $0.4 million reduction in corporate support expense.

The operating loss was $3.0 million or 5.5% of sales for the first quarter 2002, compared to an operating loss of $3.4 million or 6.2% of sales for the first quarter 2001. This improvement was due primarily to the factors described above.

Interest expense was $0.3 million for the first quarter 2002, compared to $0.5 million for the first quarter 2001, reflecting lower average borrowings. First quarter 2002 interest expense includes a $0.3 million charge related to amending the availability under the Company's credit facility from $70 million to $30 million on February 11, 2002. Other expense was comprised of the Company's 50% equity share in VCM, Ltd.'s net loss for the first quarter 2001.

As discussed in Note 2 to Consolidated Financial Statements, effective February 3, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption the Company determined that its unamortized goodwill was impaired and recorded a non-cash charge of $9.4 million to write-off the entire goodwill balance. The charge is shown as a change in accounting principle for the first quarter ended May 4, 2002. Amortization expense related to goodwill was $79 for the first quarter ended May 5, 2001. This would not have affected earnings per share for the first quarter ended May 5, 2001.


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

As a result of terminating the VCM, Ltd., joint venture with Value City Department Stores, Inc., the Company received approximately $12 million in cash prior to the Company's February 2, 2002 year-end. The cash proceeds were used to completely paydown the debt under its prior Revolving Credit Facility. At February 2, 2002, the Company had no debt under the credit facility and term loans of approximately $9.1 million.

On February 11, 2002, the Company affected the sale of the Wholesale Division. The cash proceeds of approximately $22.3 million were used by the Company to payoff all the term loans, all debt under its Revolving Credit Facility and resulted in a $10 million positive cash position at that time. As a result of the VCM, Ltd. termination and Wholesale divestiture, the Company amended its credit facility to provide $30 million of revolving credit. The amended Revolving Credit Facility expires in August of 2004. As a result of paying off its term loans and amending its revolving credit facility, the Company recorded an after tax charge of $0.5 million in the first quarter of fiscal 2002 as a result of the loss on the extinguishment of debt. The Company currently anticipates the use of its credit facility to cover seasonal and potentially larger opportunistic inventory purchases.

For the first quarter of fiscal 2002, cash used in operating activities was $12.3 million, compared to cash provided by operating activities of $4.2 million in the first quarter of fiscal 2001. For the first quarter of fiscal 2002, cash used in operating activities was primarily comprised of the net loss of $11.9 million partially offset by the $9.9 million change in accounting principle and extraordinary loss on extinguishment of debt charges, depreciation and amortization of $1.6 million, higher deferred tax assets of $1.8 million, higher notes and other receivables of $1.0 million, higher inventories of $7.7 million and lower accrued expenses and other liabilities of $1.4 million. The increased inventory at May 4, 2002 compared with February 2, 2002 reflects the seasonality of the Company's retail business. For the first quarter of 2001, cash provided by operating activities was primarily comprised of discontinued operations of $3.9 million, depreciation and amortization of $1.7 million, lower notes and other receivables of $1.2 million and higher inventories of $2.6 million.

Cash provided by investing activities was $22.0 million in the first quarter of 2002, primarily from proceeds from the sale of the net assets of the discontinued operation. Cash used in investing activities was $0.2 million in the first quarter of 2001, primarily from capital expenditures. Cash used in financing activities totaled $9.1 million in the first quarter of 2002 from the $9.1 million net debt repayments and $0.5 financing costs paid slightly offset by $0.5 million of proceeds from the exercise of stock options. Cash used in financing activities totaled $2.8 million in the first quarter of 2001 from the net debt payments.

Total assets were $84.5 million at the end of the first quarter 2002, compared to $107.1 million at fiscal 2001 year-end. Working capital decreased to $33.8 million at the end of the first quarter 2002 from $39.6 million at fiscal 2001 year-end primarily from the sale of the net assets of the discontinued operation, partially offset by higher inventory, the debt repayment and lower accounts payable and accrued expenses. The current ratio was 2.4 to 1 at the end of the first quarter 2002, compared to 2.4 to 1 at fiscal 2001 year-end.

The Company will open no new stores in the first half of 2002 and is currently evaluating its expansion policy to determine when such program will recommence. When the Company resumes its expansion program, it does not anticipate opening more than 6-12 stores in the first year of the program.


SEASONALITY

The Company's retail operations result in a greater weighting of sales and earnings toward the second half of the fiscal year.


FORWARD LOOKING STATEMENTS

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: (i) the Company's continuing execution of its plan to restore its retail stores to profitability, (ii) the ability to purchase sufficient quality closeout and other merchandise at acceptable terms; and (iii) the ability of the Company to attract and retain qualified management and store personnel. Please refer to the Company's subsequent SEC filings under the Securities Exchange Act of 1934, as amended, for further information.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
              None
Item 2.       Changes in Securities
              None
Item 3.       Default upon Senior Securities
              None
Item 4.       Submission of matters to a vote of security holders
              None
Item 5.       Other Information
              None
Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

              10.10: Agreement dated June 10, 2002 between the Company and
                     Brady J. Churches.

              (b) Reports on Form 8-K

                  The Company filed reports on Form 8-K on February 5, 2002 and February 12, 2002, to report the termination of the VCM, Ltd. joint venture and the sale of the Wholesale Division, respectively during the quarter ended May 4, 2002.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  MAZEL STORES, INC.
                                                  (Registrant)


  6/17/02                                         /s/ Peter Hayes
-----------------                                 -----------------------
Date                                              Peter Hayes
                                                  Chief Executive Officer and
                                                  Chairman of the Board


  6/17/02                                         /s/ Edward Cornell
---------------                                   --------------------------
Date                                              Edward Cornell
                                                  Executive Vice President and
                                                  Chief Financial Officer