Form 10-Q
period 2002-08-03
ODD JOB STORES INC
filed 2002-09-18
CIK 1022536

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended:     August 3, 2002

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to ________________.

                           Commission File No. 0-21597

                              ODD JOB STORES, INC.
                              --------------------
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

                               MAZEL STORES, INC.
                               ------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Common Shares, no par value, outstanding as of September 13, 2002: 9,060,695

                      ODD JOB STORES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets - as of
           August 3, 2002 (unaudited) and February 2, 2002                 4

           Consolidated Statements of Operations (unaudited) -
           for the thirteen and twenty-six week periods ended
           August 3, 2002 and August 4, 2001                               5

           Consolidated Statements of Cash Flows (unaudited) -
           for the twenty-six week periods ended
           August 3, 2002 and August 4, 2001                               6

           Condensed Notes to Consolidated Financial Statements            7

Item 2.    Management's Discussion and Analysis of Financial              10
           Condition and Results of Operations


           PART II - OTHER INFORMATION

Items 1- 6.                                                               14

Signatures                                                                15

Certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley
Act of 2002                                                               16

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

The Registrant's Consolidated Financial Statements follow this page.

                              ODD JOB STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   August 3,  February 2,
                                                                     2002        2002
                                                                   --------    --------
                                                                 (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                     $  2,678    $  4,046
     Notes and accounts receivable - related parties                     --          90
     Other receivables                                                  281       1,176
     Income tax receivable                                            2,155       2,396
     Inventories                                                     40,801      27,580
     Prepaid expenses and other current assets                        1,417         585
     Deferred income taxes                                            8,520       5,986
     Net assets of discontinued operations                               --      26,218
                                                                   --------    --------

          Total current assets                                       55,852      68,077

Property and equipment, net                                          19,830      22,286
Other assets                                                          2,396       3,480
Goodwill, net                                                            --       9,447
Deferred income taxes                                                 3,818       3,818
                                                                   --------    --------

           Total assets                                            $ 81,896    $107,108
                                                                   ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                             $     15    $  3,017
     Accounts payable                                                15,033      16,568
     Accrued expenses and other current liabilities                   6,316       8,915
                                                                   --------    --------
                                                                     21,364      28,500
         Total current liabilities

Revolving line of credit                                                959          --
Long-term debt, net of current portion                                   --       6,083
Other liabilities                                                     5,118       5,000
                                                                   --------    --------
          Total liabilities                                          27,441      39,583
                                                                   --------    --------

Stockholders' equity:
     Preferred stock, no par value, 2,000,000 shares authorized;
          no shares issued or outstanding                                --          --
     Common stock, no par value, 14,000,000 shares authorized;
          9,052,500 and 8,981,700 shares issued and outstanding,
          respectively                                               64,104      63,935
     Retained earnings (deficit)                                     (9,649)      3,590
                                                                   --------    --------

          Total stockholders' equity                                 54,455      67,525
          Commitments and contingencies                                  --          --
                                                                   --------    --------
          Total liabilities and stockholders' equity               $ 81,896    $107,108
                                                                   ========    ========


      See accompanying condensed notes to consolidated financial statements

                              ODD JOB STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   Thirteen Weeks Ended          Twenty-six Weeks Ended
                                                                --------------------------    --------------------------
                                                                 August 3,      August 4,       August 3,      August 4,
                                                                   2002           2001            2002           2001
                                                                -----------    -----------    -----------    -----------
Net sales                                                       $    57,198    $    60,135    $   111,900    $   115,050
Cost of sales                                                        34,795         37,545         67,865         71,595
                                                                -----------    -----------    -----------    -----------
     Gross profit                                                    22,403         22,590         44,035         43,455

Selling, general and administrative expenses                         24,371         24,667         49,001         48,912
                                                                -----------    -----------    -----------    -----------

     Operating loss                                                  (1,968)        (2,077)        (4,966)        (5,457)

Other expense, net                                                       --            901             --          1,376
Interest expense, net                                                   154            595            502          1,116
                                                                -----------    -----------    -----------    -----------

    Loss from continuing operations before income taxes and
      extraordinary item                                             (2,122)        (3,573)        (5,468)        (7,949)

Income tax benefit                                                     (828)        (1,393)        (2,131)        (3,099)
                                                                -----------    -----------    -----------    -----------

    Loss from continuing operations before extraordinary item
                                                                     (1,294)        (2,180)        (3,337)        (4,850)

     Extraordinary loss on extinguishment of debt (net of tax
      benefit of $291)                                                   --             --           (455)            --
     Income from operations of the discontinued Wholesale
      Division  (net of tax benefits of $321 and $1,003,
      respectively)                                                      --            502             --          1,570
                                                                -----------    -----------    -----------    -----------

       Net loss before change in accounting principle                (1,294)        (1,678)        (3,792)        (3,280)

          Change in accounting principle                                 --             --         (9,447)            --
                                                                -----------    -----------    -----------    -----------

           Net loss                                             $    (1,294)   $    (1,678)   $   (13,239)   $    (3,280)
                                                                ===========    ===========    ===========    ===========

Basic and diluted net income (loss) per common share:
 Loss from continuing operations before extraordinary item      $     (0.14)   $     (0.24)   $     (0.37)   $     (0.53)
 Extraordinary loss                                                      --             --          (0.05)            --
 Income from discontinued operations                                     --           0.05             --           0.17
                                                                -----------    -----------    -----------    -----------
 Net loss per common share, before change in accounting
  principle                                                           (0.14)         (0.19)         (0.42)         (0.36)
 Loss per share from change in accounting principle                      --             --          (1.05)            --
                                                                -----------    -----------    -----------    -----------
           Net loss per common share                            $     (0.14)   $     (0.19)   $     (1.47)   $     (0.36)
                                                                ===========    ===========    ===========    ===========

Weighted average common shares outstanding-basic and
  diluted                                                         9,054,600      9,135,000      9,037,300      9,138,400
                                                                ===========    ===========    ===========    ===========



      See accompanying condensed notes to consolidated financial statements

                              ODD JOB STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                   Twenty-six Weeks Ended
                                                                                   ----------------------
                                                                                    August 3,   August 4,
                                                                                      2002        2001
                                                                                    --------    --------

     Net loss                                                                       $(13,239)   $ (3,280)
                                                                                    --------    --------
     Adjustments to reconcile net  loss to net cash provided by (used in)
        operating activities
            Income from operations of discontinued wholesale division, net of tax         --      (1,570)
            Change in accounting principle                                             9,447          --
            Extraordinary loss on the extinguishment of debt, net of tax                 455          --
            Depreciation and amortization                                              3,156       3,474
            Deferred income taxes                                                     (2,534)      1,160
            Equity in net loss from VCM, Ltd.                                             --       1,376
            Changes in operating assets and liabilities
               Notes and other receivables                                               985         121
               Income tax receivable                                                     241       2,625
               Inventories                                                           (13,221)     (4,361)
               Prepaid expenses                                                         (832)       (407)
               Other assets                                                              842          --
               Accounts payable                                                       (1,535)      2,590
               Accrued expenses and other liabilities                                 (2,481)         64
                                                                                    --------    --------

                   Total adjustments                                                  (5,477)      5,072
                                                                                    --------    --------

                   Net cash (used in) provided by continuing operations              (18,716)      1,792
                   Net cash provided by discontinued operations                           --       7,990
                                                                                    --------    --------

                   Net cash (used in) provided by operating activities               (18,716)      9,782
                                                                                    --------    --------

Cash flows from investing activities
     Capital expenditures, net                                                          (404)       (339)
     Lease acquisitions                                                                  (54)        (62)
     Proceeds from sale of net assets of discontinued operations                      26,218          --
                                                                                    --------    --------

                  Net cash provided by (used in) investing activities                 25,760        (401)
                                                                                    --------    --------

Cash flows from financing activities
     Debt repayments                                                                 (30,041)    (38,982)
     Debt borrowings                                                                  21,915      30,517
     Financing costs paid                                                               (455)         --
     Purchase of common shares                                                          (358)        (74)
     Proceeds from exercise of stock options                                             527          --
                                                                                    --------    --------

                  Net cash used in financing activities                               (8,412)     (8,539)
                                                                                    --------    --------

Net (decrease) increase in cash and cash equivalents                                  (1,368)        842
Cash and cash equivalents at beginning of period                                       4,046       2,318
                                                                                    --------    --------

Cash and cash equivalents at end of period                                          $  2,678    $  3,160
                                                                                    ========    ========

Supplemental disclosures
     Cash paid for interest                                                               85       1,682
     Cash (received) paid for income taxes                                              (131)     (4,508)
                                                                                    ========    ========

      See accompanying condensed notes to consolidated financial statements

                              ODD JOB STORES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED AUGUST 3, 2002 AND
                                 AUGUST 4, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) Basis of Presentation

The consolidated financial statements for the thirteen-week (fiscal second quarter) and twenty-six week (fiscal first half) periods ended August 3, 2002 and August 4, 2001, respectively, represent the retail operations of Odd Job Stores, Inc. (formerly Mazel Stores Inc.). Comparative consolidated financial statements for both periods have been restated, where applicable, to reflect the Company's former Wholesale Division as a discontinued operation.

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

(2) Goodwill and Other Intangible Assets

Effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. In the first quarter of 2002, the Company determined, using the goodwill impairment provisions of SFAS No. 142, that its unamortized goodwill was impaired and recorded a non-cash charge of $9,447 to write-off the entire goodwill balance. The charge was taken as a one-time cumulative effect of a change in accounting principle in the first quarter of 2002. Amortization expense related to goodwill was $78 and $157, for the second quarter and twenty-six week periods of 2001, respectively.

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

On the date of the sale, MZ paid the Company $22,292 for the purchase of the assets of the Wholesale Division, based on a preliminary estimate of the net assets of the Division. On May 21, 2002, MZ paid the Company an additional $5,245 based upon a finalized balance sheet of the Division and other advances after the balance sheet date. At August 3, and February 2, 2002, $309 and $3,266, respectively, were included in accrued expenses and other current liabilities related to closing costs on the disposal of the Wholesale Division

Operating results of discontinued operations for the thirteen and twenty-six week periods ended August 4, 2001, (after elimination of Intercompany losses) were as follows:


                                             Thirteen Weeks Ended    Twenty-six Weeks Ended
                                             --------------------    ----------------------
                                                August 4, 2001           August 4, 2001
                                                --------------           --------------

Net sales                                           $18,439                 $39,299
Cost of sales                                        13,574                  28,641
                                                    -------                 -------
Gross margin                                          4,865                  10,658
Selling, general and administrative expenses          3,807                   7,615
                                                    -------                 -------
Operating income                                      1,058                   3,043
Interest expense                                        235                     470
                                                    -------                 -------
Income before income taxes                              823                   2,573
Income tax expense                                      321                   1,003
                                                    -------                 -------
Income from discontinued operations                 $   502                 $ 1,570
                                                    =======                 =======
Net income per basic and diluted share
  from discontinued operations                      $  0.05                 $  0.17
                                                    =======                 =======



(4) Investment in VCM, Ltd.

On February 2, 2002, the Company reached an agreement to terminate the operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores. The Company's original investment in VCM was accounted for under the equity method. In addition to its 50 percent equity share of VCM's net profit or loss, the Company received a management fee equal to three percent of VCM's net sales. For the second quarter and first half periods of 2001, the Company recorded management fee revenue of $769 and $1,457, respectively (within selling, general and administrative expenses) and its share of VCM's net losses of $901 and $1,376, respectively.

(5) Earnings Per Share

The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

The effect of incremental shares from stock options for the thirteen and twenty-six week periods ending August 3, 2002, and August 4, 2001, respectively, have been excluded from diluted weighted average shares, as the net losses for the related periods would cause the incremental shares to be antidilutive.


                                                           Thirteen Weeks  Ended                 Twenty-six Weeks Ended
                                                           ---------------------                 ----------------------
                                                       August 3,           August 4,           August 3,           August 4,
                                                         2002                2001                2002                2001
                                                      -----------         -----------         -----------         -----------
NUMERATOR:
Net loss available to common shareholders used
in basic and diluted net income per share             $    (1,294)        $    (1,678)        $   (13,239)        $    (3,280)
DENOMINATOR:
Basic weighted average shares                           9,054,600           9,135,000           9,037,300           9,138,400
Effect of dilutive stock options                               --                  --                  --                  --
                                                      -----------         -----------         -----------         -----------

Diluted weighted average shares                         9,054,600           9,135,000           9,037,300           9,138,400
                                                      ===========         ===========         ===========         ===========

Basic loss per common share                           $     (0.14)        $     (0.19)        $     (1.47)        $     (0.36)
Diluted loss per common share                         $     (0.14)        $     (0.19)        $     (1.47)        $     (0.36)


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

(7) Recently Issued Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). The statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. Upon adoption of this standard, the Company will be required to reclassify the extraordinary loss on extinguishment of debt to other expenses, net on the Consolidated Statement of Operations.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", (SFAS No.
146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. In contrast, under EITF No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the financial statement impact, if any, of the adoption of this new standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Odd Job Stores, Inc. (the "Company") is a major regional closeout retail business. The Company changed its corporate name from Mazel Stores, Inc. effective on June 19, 2002 reflecting the strategic repositioning of the company as discussed below. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer. As of August 3, 2002, the Company operated a chain of 77 closeout retail stores in New York, New Jersey, Pennsylvania, Connecticut, Delaware, Ohio, Michigan, and Kentucky.

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


Thirteen Weeks 2002 versus Thirteen Weeks 2001 (Fiscal Second Quarters)

Net sales for the second quarter 2002 were $57.2 million, compared to $60.1 million for the second quarter 2001, a decrease of $2.9 million, or 4.9%. The decrease in net sales was the result of a 3.1% decline in comparable store sales and the loss of sales from two stores closed in 2001. Comparable store sales were negatively impacted by a decrease in customer transactions as a result of a number of successful closeout promotions in the prior year.

Gross profit for the second quarter of fiscal 2002 was $22.4 million, a slight decrease from gross profit of $22.6 million for the second quarter of 2001. As a percentage of sales, gross profit increased to 39.2% from 37.6% in the second quarter 2001, due primarily to higher realized product markup.

Selling, general and administrative expenses reflect the four-wall cost of the stores, the distribution facility and office support. Selling, general and administrative expenses for the second quarter of 2002 were $24.4 million, compared to $24.7 million for the second quarter of 2001, a decrease of $0.3 million or 1.2%. Reflected in the second quarter of 2002 are insurance proceeds of $0.4 million related to 2001 property losses, while the second quarter of 2001 reflects joint venture management fee income of $0.8 million received from VCM, Ltd. The joint venture was terminated at the end of fiscal 2001 and, therefore, there is no management fee income in the 2002 period. Excluding these items, selling, general and administrative expenses declined $0.6 million or 2.5% when comparing the second quarter of 2002 to the same prior year period, largely reflecting the consolidation of corporate support functions to the New Jersey location.

The Company reported an operating loss of $2.0 million or 3.4% of sales for the second quarter of 2002, compared to an operating loss of $2.1 million or 3.5% of sales for the second quarter 2001.

Interest expense was $0.2 million for the second quarter of 2002, compared to $0.6 million for the second quarter of 2001, reflecting lower average borrowings. Other expense for the second quarter of 2001 was comprised of the Company's 50% equity share in VCM, Ltd.'s net loss.


Twenty-six Weeks 2002 versus Twenty-six Weeks 2001 (Fiscal First Half)

Net sales for the fiscal 2002 first half were $111.9 million, compared to $115.1 million for the prior year, a decrease of $3.2 million, or 2.7%. Comparable store sales for the first half of 2002 declined 0.4% compared to the same period in fiscal 2001. Gross profit for the fiscal 2002 first half was $44.0 million, compared to $43.5 million in the fiscal 2001 first half, an increase of $0.5 million, or 1.3%. The gross margin rate improved to 39.4% in the current year first half, from 37.8% in the prior year. The increase in gross margin was due primarily to higher realized product markup.

Selling, general and administrative expenses were $49.0 million for the fiscal 2002 first half, increasing slightly when compared to $48.9 million in the prior year. Excluding the insurance proceeds of $0.4 million for fiscal 2002 and joint venture management fee income of $1.5 million for fiscal 2001, selling, general and administrative expenses declined $0.9 million or 1.9% on a period-to-period basis. The decline primarily reflects cost savings associated with the consolidation of corporate support functions.

In the fiscal 2002 first half, the operating loss totaled $5.0 million or 4.4%, compared to $5.5 million or 4.7% for the same prior year period. This improvement was primarily due to the factors described above.

Interest expense was $0.5 million for the first half of 2002, compared to $1.1 million for the first half of 2001, due to lower average borrowings and lower interest rates. Other expense for the first half of 2001 was comprised of the Company's 50% equity share in VCM, Ltd.'s net loss.

As discussed in Note 2 to Consolidated Financial Statements, effective February 3, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption the Company determined that its unamortized goodwill was impaired and recorded a non-cash charge of $9.4 million to write-off the entire goodwill balance. The charge is shown as a change in accounting principle for the fiscal 2002 first quarter. Amortization expenses related to goodwill were $157 and $78 for the first half and second quarter of fiscal 2001, respectively.

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

On February 11, 2002, the Company affected the sale of the Wholesale Division resulting in cash proceeds of approximately $26.2 million for the first half of 2002 which were used by the Company to payoff all the term loans and all debt under its Revolving Credit Facility. As a result of the VCM, Ltd. termination and Wholesale divestiture, the Company amended its credit facility to provide $30 million of revolving credit. The amended Revolving Credit Facility expires in August of 2004. Because the debt was eliminated after February 2, 2002, the Company recorded an after tax charge of $0.5 million in the first quarter of fiscal 2002 as a result of the loss on the early extinguishment of debt. Availability under the revolving credit facility is determined using a borrowing base calculation based primarily upon the Company's inventories. The entire facility contains restrictive covenants that require minimum EBITDA levels, maximum annual capital expenditure levels, and minimum inventory leverage ratios. The Company had an outstanding balance under the amended Revolving Credit Facility of $1.0 million as of August 3, 2002 and total borrowing base availability of $19.6 million. During the first half of 2002, the Company was compliant with all restrictive covenants under the agreement. The Company expects to increase its use of the credit facility during the third quarter of 2002 to cover seasonal and potentially larger opportunistic inventory purchases.

For the first half of fiscal 2002, cash used in operating activities was $18.7 million, compared to cash provided by operating activities of $9.8 million in the first half of fiscal 2001. For the first half of fiscal 2002, cash used by operating activities was primarily due to higher inventories of $13.2 million, generated by seasonal and opportunistic purchases and lower sales and lower accounts payable and accrued expenses of $4.0 million, largely due to the reduction in amounts accrued for closing costs on the disposal of the Wholesale Division. For the first half of 2001, cash provided by operating activities benefited from net income of the discontinued Wholesale

Division and other cash provided by discontinued operations aggregating $6.4 million. During the first half of 2001 the Company also received an income tax refund of $2.6 million.

Cash provided by investing activities was $25.8 million in the first half of 2002, primarily from the sale of the net assets of the discontinued operation. Cash used in investing activities was $0.4 million in the first half of 2001, primarily from capital expenditures. Cash used in financing activities totaled $8.4 million in the first half of 2002 from the $9.1 million debt repayment slightly offset by current borrowings of $1.0 million. Cash used in financing activities totaled $8.5 million in the first half of 2001 from the net debt payments.

Total assets were $81.9 million at August 3, 2002, compared to $107.1 million at February 2, 2002. Working capital decreased to $34.5 million at the end of the first half of 2002 from $39.6 million at fiscal 2001 year-end primarily from the sale of the net assets of the discontinued operation, partially offset by higher inventory, the debt repayment and lower accounts payable and accrued expenses. The current ratio improved to 2.6 to 1 at August 3, 2002, compared to 2.4 to 1 at February 2, 2002.

The Company currently has no plans to open new stores in the second half of 2002 and is currently evaluating its expansion policy to determine when such program will recommence. When the Company resumes its expansion program, it does not anticipate opening more than 6-12 stores in the first year of the program.


SEASONALITY

The Company's retail operations result in a greater weighting of sales and earnings toward the second half of the fiscal year.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). The statement eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria outlined in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 145 also eliminates the inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement is effective for financial statements issued for fiscal years beginning after May 15, 2002. Upon adoption of this standard, the Company will be required to reclassify the extraordinary loss on extinguishment of debt to other expenses, net on the Consolidated Statement of Operations.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", (SFAS No.
146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. In contrast, under EITF No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the financial statement impact, if any, of the adoption of this new standard.


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

              (a) Exhibits
              None

              (b) Reports on Form 8-K

                  The Company did not file any report on Form 8-K during the quarter ended August 3, 2002.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ODD JOB STORES, INC.
                                             (Registrant)


09/17/02                                     /s/ Peter Hayes
--------                                     ---------------
Date                                         Peter Hayes
                                             Chief Executive Officer
                                             Chairman of the Board


09/17/02                                     /s/ Edward Cornell
--------                                     ------------------
Date                                         Edward Cornell
                                             Executive Vice President and
                                             Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, Peter J. Hayes, the Chairman and Chief Executive Officer, and Edward Cornell, Executive Vice President and Chief Financial Officer, of Odd Job Stores, Inc. (the "ISSUER"), an issuer of securities registered under Section 13(a) of the Securities Exchange Act of 1934 (the "EXCHANGE ACT"), in compliance with Rule 13a-14 under the Exchange Act, each do hereby certify with respect to the report of the Issuer filed on Form 10-Q for the period ending August 3, 2002 (the "REPORT") that:

(1) He has reviewed the Report;

(2) Based on his knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) Based on his knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Issuer as of, and for, the periods presented in the Report.

Date:  September 17, 2002                   By:  /s/ Peter J. Hayes
                                                -------------------------------
                                                Peter J. Hayes,
                                                Chairman of the Board and
                                                Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, Peter J. Hayes, the Chairman and Chief Executive Officer, and Edward Cornell, Executive Vice President and Chief Financial Officer, of Odd Job Stores, Inc. (the "ISSUER"), an issuer of securities registered under Section 13(a) of the Securities Exchange Act of 1934 (the "EXCHANGE ACT"), in compliance with Rule 13a-14 under the Exchange Act, each do hereby certify with respect to the report of the Issuer filed on Form 10-Q for the period ending August 3, 2002 (the "REPORT") that:

(1) He has reviewed the Report;

(2) Based on his knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) Based on his knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Issuer as of, and for, the periods presented in the Report.


Date:  September 17, 2002              By:  /s/ Edward Cornell,
                                           ------------------------------------
                                           Edward Cornell,
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Odd Job Stores, Inc. (the "Company") on Form 10-Q for the period ended August 3, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned each certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of each of our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  September 17, 2002         By: /s/ Peter J. Hayes
                                      -----------------------------------------
                                      Peter J. Hayes,
                                      Chairman of the Board and
                                      Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Odd Job Stores, Inc. (the "Company") on Form 10-Q for the period ended August 3, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned each certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of each of our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  September 17, 2002         By: /s/ Edward Cornell
                                      -----------------------------------------
                                      Edward Cornell,
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)