Form 10-Q
period 2002-11-02
ODD JOB STORES INC
filed 2002-12-16
CIK 1022536

United States
               Securities and Exchange Commission
                     Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    November 2, 2002

                               OR
[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to______________.

                   Commission File No. 0-21597

                      ODD JOB STORES, INC.
     (Exact name of Registrant as specified in its charter)

               Ohio                          34-1830097
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)        Identification No.)

                        200 Helen Street
                   South Plainfield, NJ 07080
            (Address of principal executive offices)
                           (Zip Code)

                          908-222-1000
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       *         No

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date. Common Shares, no par value, outstanding as of December 6,  2002:  9,060,695

<pg>
                      ODD JOB STORES, INC.

                              INDEX

                                                 Page No.

     PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets - as of
            November 2, 2002 (unaudited) and
            February  2,  2002                          4

            Consolidated Statements of Operations
            (unaudited) - for the thirteen and
            thirty-nine week periods ended
            November 2, 2002 and November 3, 2001       5

            Consolidated Statements of Cash Flows
            (unaudited) - for the thirty-nine week
            periods ended November 2, 2002 and
            November 3, 2001                            6

            Condensed Notes to Consolidated Financial
            Statements                                  7

     Item  2.   Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                          11

      Item 3.   Quantitative and Qualititative
                Disclosures about Market Risk          16

      Item 4.   Controls and Procedures                16

     PART II - OTHER INFORMATION

     Items 1- 5.                                       17

     Item  6.                                          18

     Signatures                                        18

     Certifications pursuant to Section 302 and
     906 of the Sarbanes-Oxley Act of 2002             19



<pg>




                 PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)

The Registrant's Consolidated Financial Statements follow this page.

<pg>
                                  ODD JOB STORES, INC.
                              Consolidated Balance Sheets
                                 (Dollars in thousands)


                                                  November 2,      February 2,
                                                     2002             2002
                                                  ----------       ----------
                                                  (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                      $  3,911           $  4,046
  Notes and accounts receivable-related parties        --                 90
  Other receivables                                   995              1,176
  Income tax receivable                                --              2,396
  Inventories                                      56,548             27,580
  Prepaid expenses and other current assets         1,535                585
  Deferred income taxes                             9,240              5,986
  Net assets of discontinued operations                --             26,218
                                                  -------            -------
    Total current assets                           72,229             68,077

Property and equipment, net                        19,197             22,286
Other assets                                        2,244              3,480
Goodwill, net                                          --              9,447
Deferred income taxes                               3,818              3,818
                                                 --------           --------
    Total assets                                 $ 97,488           $107,108
                                                 ========           ========
Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt               $    13          $   3,017
  Accounts payable                                 20,199             16,568
  Accrued expenses and other current liabilities    6,518              8,915
                                                  -------          ---------
    Total current liabilities                      26,730             28,500

Revolving line of credit                           13,190                 --
Long-term debt, net of current portion                 --              6,083
Other liabilities                                   5,162              5,000
                                                  -------          ---------
    Total liabilities                              45,082             39,583

Stockholders' equity:
  Preferred stock, no par value,
   2,000,000 shares authorized;
   no shares issued or outstanding                     --                --
  Common stock, no par value,
   14,000,000 shares authorized;
   9,052,500 and 8,981,700 shares
   issued and outstanding, respectively           64,104             63,935
  Retained earnings (deficit)                    (11,698)             3,590
                                                --------           --------
    Total stockholders' equity                    52,406             67,525
Commitments and contingencies                         --                 --
                                                --------           --------
    Total liabilities and stockholders' equity  $ 97,488           $107,108
                                                ========           ========

     See accompanying condensed notes to consolidated financial statements

<pg>
                                    ODD JOB STORES, INC.
                            Consolidated Statements of Operations
                                         (Unaudited)
                        (Dollars in thousands, except per share data)

                               Thirteen Weeks              Thirty-nine Weeks
                                    Ended                        Ended
                           ------------------------     ------------------------
                           November 2,  November 3,     November 2,  November 3,
                              2002         2001            2002         2001
                           -----------  -----------     -----------  -----------
Net sales                     $57,040      $57,394        $168,940     $172,444
Cost of sales                  35,142       34,595         103,007      106,190
                              --------     --------       ---------    ---------
Gross profit                   21,898       22,799          65,933       66,254

Selling, general and
 administrative expenses       25,023       24,963          74,024       73,875
                              --------     --------        --------     --------
Operating loss                 (3,125)      (2,164)         (8,091)      (7,621)

Other expense, net                 --        1,636             746        3,012
Interest expense, net             235          797             737        1,913
                              --------     --------         -------     --------
Loss from continuing
 operations before
 income taxes                  (3,360)      (4,597)         (9,574)     (12,546)

Income tax benefit             (1,311)      (1,795)         (3,733)      (4,894)
                              --------     --------         -------     --------
Net loss from continuing
 operations                    (2,049)      (2,802)         (5,841)      (7,652)

Income from operations of
 the discontinued Wholesale
 Division net of tax provisions
 of $665 and $1,668,
 respectively)                    --         1,038             --         2,608
                              --------     --------       ---------    ---------
Net loss before change in
 accounting principle          (2,049)      (1,764)         (5,841)      (5,044)

Change in accounting principle     --           --          (9,447)          --
                              --------     --------       ---------   ----------
   Net loss                   $(2,049)     $(1,764)       $(15,288)   $  (5,044)
                              ========     ========       =========   ==========

Basic and diluted net income
 (loss) per common share:

  Loss from continuing
   operations                  $(0.22)      $(0.31)         $(0.65)      $(0.84)
  Income from discontinued
   operations                      --         0.12              --         0.29
                               -------      -------         -------      -------
  Net loss per common share,
   before change in accounting
   principle                    (0.22)       (0.19)          (0.65)       (0.55)

  Loss per share from change
   in accounting principle         --           --           (1.04)         --
                               --------     -------         -------      -------
  Net loss per common share     $(0.22)     $(0.19)         $(1.69)      $(0.55)
                               ========     =======         =======      =======
Weighted average common
 shares outstanding-basic
 and diluted                  9,052,500   9,117,100       9,042,300    9,131,800
                              =========   =========       =========    =========

         See accompanying condensed notes to consolidated financial statements

<pg>
                                 ODD JOB STORES, INC.
                         Consolidated Statements of Cash Flows
                                     (Unaudited)
                                (Dollars in thousands)

                                                   Thirty-nine Weeks Ended
                                                  ---------------------------
                                                  November 2,     November 3,
                                                     2002            2001
                                                  -----------     -----------
Net loss                                            $(15,288)        $(5,044)
                                                   ----------       ---------
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities
  Income from operations of discontinued
   wholesale division, net of tax                         --          (2,608)
  Change in accounting principle                       9,447              --
  Depreciation and amortization                        4,682           5,230
  Deferred income taxes                               (3,545)          2,592
  Equity in net loss from VCM, Ltd.                       --           2,617
  Changes in operating assets and liabilities
    Notes and other receivables                          271              65
    Income tax receivable                              2,396           2,625
    Inventories                                      (28,968)        (18,693)
    Prepaid expenses                                    (204)           (587)
    Other assets                                         849              (1)
    Accounts payable                                   3,631           7,874
    Accrued expenses and other liabilities            (2,235)         (1,965)
                                                     --------        --------
      Total adjustments                              (13,676)         (2,851)
                                                     --------        --------
      Net cash used in continuing
       operations                                    (28,964)         (7,895)
      Net cash provided by discontinued
       operations                                         --          12,357
                                                     --------        --------
      Net cash (used in) provided by operating
       Activities                                    (28,964)          4,462
                                                     --------        --------
Cash flows from investing activities

   Capital expenditures, net                          (1,152)           (400)
   Lease acquisitions                                    (54)            (62)
   Net proceeds from sale of net assets
    of discontinued operations                        26,218              --
                                                     --------        --------
     Net cash provided by (used in)
      investing activities                            25,012            (462)
                                                     --------        --------
Cash flows from financing activities

     Debt repayments                                 (92,163)        (99,718)
     Debt borrowings                                  96,266          97,521
     Financing costs paid                               (455)             --
     Purchase of common shares                          (358)            (74)
     Proceeds from exercise of stock options             527              --
                                                    ---------       ---------
      Net cash provided by (used in)
       financing activities                            3,817          (2,271)
                                                    ---------       ---------
      Net (decrease) increase in cash and
       cash equivalents                                 (135)          1,729
      Cash and cash equivalents at beginning
       of period                                       4,046           2,318
                                                    ---------       ---------
      Cash and cash equivalents at end of period     $ 3,911         $ 4,047
                                                    =========       =========

Supplemental disclosures
  Cash paid for interest                                 195           2,783
  Cash received for income taxes                      (2,876)         (4,509)
                                                    =========       =========
        See accompanying condensed notes to consolidated financial statements

<pg>
                      ODD JOB STORES, INC.
      Condensed Notes to Consolidated Financial Statements
       For the Thirteen and Thirty-nine Week Periods Ended
              November 2 2002 and November 3, 2001
          (Dollars in thousands, except per share data)

(1) Basis of Presentation

The consolidated financial statements for the thirteen-week (fiscal third quarter) and thirty-nine week (fiscal nine months) periods ended November 2, 2002 and November 3, 2001, respectively, represent the retail operations of Odd Job Stores, Inc. (formerly Mazel Stores Inc.). Comparative consolidated financial statements for both periods have been restated, where applicable, to reflect the Company's former Wholesale Division as a discontinued operation.

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

The unaudited interim consolidated financial statements have been prepared using the same accounting principles that were used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002, except as described in Notes 2 and 3 below, and should be read in conjunction with the consolidated financial statements and the notes thereto. The Company has made certain reclassifications to the 2001 condensed consolidated financial statements to conform to the 2002 presentation.

(2) Adoption of New Accounting Standards

In the third quarter of 2002, the Company early adopted Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Adoption of this statement eliminated the requirement to classify gains and losses from the extinguishment of debt as an extraordinary item, net of the related income tax effect. Under SFAS No.145, the Company reclassified extraordinary losses on the extinguishment of debt in the amount of $746 for the nine-month period of 2002 and $395 for the third quarter and nine-month periods of 2001. These charges are reflected in other expenses, net on the Consolidated Statement of Operations.

(3) Goodwill and Other Intangible Assets
Effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. In the first quarter of 2002, the Company determined, using the goodwill impairment provisions of SFAS
No. 142, that its unamortized goodwill was impaired and recorded a non-cash charge of $9,447 to write-off the entire goodwill balance. The charge was taken as a one-time cumulative effect of a change in accounting principle in the first quarter of 2002. Amortization expense related to goodwill was $78 and $235, for the third quarter and thirty-nine week periods of 2001, respectively.

(4) Discontinued Operations

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

On the date of the sale, MZ paid the Company $22,292 for the purchase of the assets of the Wholesale Division, based on a preliminary estimate of the net assets of the Division. On May 21, 2002, MZ paid the Company an additional $5,245 based upon a finalized balance sheet of the Division and other advances after the balance sheet date. At November 2, and February 2, 2002, $237 and $3,266, respectively, were included in accrued expenses and other current liabilities related to closing costs on the disposal of the Wholesale Division.

Operating results of discontinued operations for the thirteen and thirty-nine week periods ended November 3, 2001, (after elimination of Intercompany losses) were as follows:

                             Thirteen Weeks     Thirty-nine Weeks
                                  Ended               Ended
			        November 3,         November 3,
                                   2001                2001
                               ------------      -----------------
Net sales                         $19,035              $58,334
Cost of sales	                   13,800               42,441
			          ------- 	       -------
Gross margin       	            5,235   	        15,893
Selling, general and
 administrative expenses            3,297               10,912
			          -------		------
Operating income	            1,938 		 4,981
Interest expense	              235   		   705
			          -------	       -------
Income before income taxes	    1,703                4,276
Income tax expense                    665                1,668
                                  -------              -------
Income from discontinued
 operations	                  $ 1,038   	       $ 2,608
			          =======   	       =======
Net income per basic and
 diluted share from discontinued
 operations		          $  0.12              $  0.29
				  =======              =======

<pg>
(5) Investment in VCM, Ltd.

On February 2, 2002, the Company reached an agreement to terminate the operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with Value City Department Stores. The Company's original investment in VCM was accounted for under the equity method. In addition to its 50 percent equity share of VCM's net profit or loss, the Company received a management fee equal to three percent of VCM's net sales. For the third quarter and first nine-month periods of 2001, the Company recorded management fee revenue of $867 and $2,324, respectively (within selling, general and administrative expenses) and its share of VCM's net losses of $1,241 and $2,617, respectively.

(6) Earnings Per Share

The following data shows the amounts used in computing earnings per share and the effect on the weighted-average number of shares of dilutive potential common stock.

The effect of incremental shares from stock options for the thirteen and thirty-nine week periods ending November 2, 2002, and November 3, 2001, respectively, have been excluded from diluted weighted average shares, as the net losses for the related periods would cause the incremental shares to be antidilutive.

                               Thirteen Weeks     Thirty-nine Weeks
                                   Ended               Ended
                           November    November   November   November
                           2, 2002     3, 2001    2, 2002    3, 2001
                           --------    --------   --------   --------
Numerator:
Net loss available to
common shareholders used
in basic and diluted net
income per share             $(2,049)    $(1,764)   $(15,288)   $(5,044)
Denominator:
Basic weighted average
shares                     9,052,500   9,117,100   9,042,300  9,131,800
Effect of dilutive stock
options                           --          --          --         --
                           ---------   ---------   ---------  ---------
Diluted weighted average
shares                     9,052,500   9,117,100   9,042,300  9,131,800
                           =========   =========   =========  =========
Basic loss per common
share                         $(0.22)     $(0.19)     $(1.69)    $(0.55)
Diluted loss per common
share                         $(0.22)     $(0.19)     $(1.69)    $(0.55)

<pg>
(7) Long-term Debt

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

During the first quarter of 2002, the Company recorded a charge of $746 for the extinguishment of debt and modifications made to the revolving credit facility and during the third quarter of 2001 the Company recorded a charge of $395 for the write-off of debt issuance costs related to the Company's former credit facility.

The Company had an outstanding balance under the amended
Revolving Credit Facility of $13,190 as of November 2, 2002 and total borrowing base availability of $14,166.

(8) Recently Issued Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. In contrast, under EITF No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the financial statement impact, if any, of the adoption of this new standard.

<pg>

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Overview

Odd Job Stores, Inc. (the "Company") is a major regional closeout retail business. The Company changed its corporate name from Mazel Stores, Inc. effective on June 19, 2002 reflecting the strategic repositioning of the company as discussed below. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer. As of November 2, 2002, the Company operated a chain of 77 closeout retail stores in New York, New Jersey, Pennsylvania, Connecticut, Delaware, Ohio, Michigan, and Kentucky.

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

Recent Developments

On December 3, 2002 the Company announced the appointment of Steve Furner as interim Chief Executive Officer. Mr. Furner replaces Peter Hayes who resigned from the Company and its Board of Directors to pursue other interests. The Company has engaged a retail search firm to recruit a permanent Chief Executive Officer.

Mr. Furner has been a member of the Company's Board of Directors since June 2002 and has been providing consulting services to the Company since then. Mr. Furner's background includes 35 years in retailing of which 21 years were with Wal-Mart Stores, Inc. Prior to his retirement from Wal-Mart in 1998, he served as President and Chief Operating Officer of Wal-Mart Argentina. Since then, he has been Vice President of Alliance Consulting advising retail companies on their strategic initiatives and operating programs.


Thirteen Weeks 2002 versus Thirteen Weeks 2001 (Fiscal Third
Quarters)

Net sales for the third quarter 2002 were $57.0 million, compared to $57.4 million for the third quarter 2001, a decrease of $0.4 million, or 0.6%. Comparable store sales increased 0.1% during the third quarter. The comparable sales increase during the third quarter included an 8.0% increase in September that was due to the September 2001 sales slow down in the weeks immediately following the events of September 11th, as well as some additional advertising in September 2002. Offsetting the September sales increase was a continued trend of reduced customer transactions as compared to the third quarter of fiscal 2001.

<pg>

Gross profit for the third quarter of fiscal 2002 was $21.9 million, a decrease of $0.9 million or 4.0% from gross profit of $22.8 million for the third quarter of 2001. As a percentage of sales, gross margin declined in the third quarter to 38.4% of sales compared to 39.7% of sales in the same period last year. The decline is a result of higher markdowns during the quarter on competitively priced merchandise, as well as lower initial markups in some high volume departments.

Selling, general and administrative expenses reflect the four-wall cost of the stores, the distribution facility and office support. Selling, general and administrative expenses for the third quarter of 2002 were $25.0 million, or 43.9% of sales in the third quarter this year compared to $25.0 million, or 43.5% of sales in the same period last year. Last year's SG&A included a benefit of $0.9 million due to the management fee income related to the prior year joint venture with Value City Department Stores. The joint venture was terminated at the end of fiscal 2001 and, therefore, there is no management fee income in the 2002 period. In this year's third quarter SG&A, there is approximately $0.5 million of income related to insurance proceeds for claims received in connection with the closure of one store related to the events of September 11th. Excluding these one-time benefits from both years, SG&A would be 44.8% of sales this year as compared to 45.0% last year.

The Company reported an operating loss of $3.1 million or 5.5% of sales for the third quarter of 2002, compared to an operating loss of $2.2 million or 3.8% of sales for the third quarter 2001.

Interest expense was $0.2 million for the third quarter of 2002, compared to $0.8 million for the third quarter of 2001, reflecting lower average borrowings. Other expense for the third quarter of 2001 was comprised of $1.2 million for the Company's 50% equity share in VCM, Ltd.'s net loss and $0.4 million for the reclassification of the Company's loss on the extinguishment of debt due to the early adoption of Statement of Financial Accounting Standards No. 145.

Thirty-nine Weeks 2002 versus Thirty-nine Weeks 2001 (Fiscal Nine
 Months)

Net sales for the fiscal 2002 first nine months were $168.9 million, compared to $172.4 million for the prior year, a decrease of $3.5 million, or 2.0%. Comparable store sales for the first nine months of 2002 declined 0.2% compared to the same period in fiscal 2001. Two stores were closed in the 2001 nine-month period. Gross profit for the fiscal 2002 first nine months was $65.9 million, compared to $66.3 million in the fiscal 2001 first nine months, a decrease of $0.4 million, or 0.5%. Despite the decline in gross margin dollars, the gross margin rate improved to 39.0% in the current year first nine months, from 38.4% in the prior year. The increase in gross margin was due primarily to higher realized product markup.

Selling, general and administrative expenses were $74.0 million for the fiscal 2002 first nine months, increasing slightly when compared to $73.9 million in the prior year. Excluding the insurance proceeds of $0.9 million for fiscal 2002 and joint venture management fee income of $2.3 million for fiscal 2001, selling, general and administrative expenses declined $1.3 million or 1.7% on a period-to-period basis. The decline primarily reflects cost savings associated with the consolidation of corporate support functions. In the fiscal 2002 first nine months, the operating loss totaled $8.1 million or 4.8%, compared to $7.6 million or 4.4% for the same prior year period.

<pg>

Interest expense was $0.7 million for the first nine months of 2002, compared to $1.9 million for the first nine months of 2001, due to lower average borrowings and lower interest rates. Other expense for the first nine months of both years include the reclassification of the Company's losses on the extinguishment of debt due to the early adoption of Statement of Financial Accounting Standards No. 145. Losses on the extinguishment of debt amounted to $0.7 million for the first nine months of 2002, compared to $0.4 million for the first nine months of 2001. The nine-month 2001 period also included a $2.6 million loss for the Company's 50% equity share in VCM, Ltd.'s net loss.

As discussed in Note 2 to Consolidated Financial Statements, effective February 3, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption the Company determined that its unamortized goodwill was impaired and recorded a non-cash charge of $9.4 million to write-off the entire goodwill balance. The charge is shown as a change in accounting principle for the fiscal 2002 first quarter. Amortization expenses related to goodwill were $235 and $78 for the first nine months and third quarter of fiscal 2001, respectively.

Liquidity and Capital Resources

The Company's growth has been financed through cash flow from operations, borrowings under its revolving credit facility and the extension of trade credit.

The Company's primary requirements for capital consist of inventory purchases, existing store remodeling, warehouse enhancements, MIS initiatives, and other working capital needs. The Company takes advantage of closeout and other special situation purchasing opportunities that frequently result in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases. The Company's high level of committed credit allows it to take immediate advantage of special situation purchasing opportunities. Having such credit availability provides the Company with a competitive advantage measured against many of its competitors.

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

On February 11, 2002, the Company effected the sale of the Wholesale Division resulting in cash proceeds of approximately $26.2 million for the first nine months of 2002 which were used by the Company to payoff all the term loans and all debt under
its Revolving Credit Facility.   As a result of the VCM, Ltd.
termination and Wholesale divestiture, the Company amended its credit facility to provide $30 million of revolving credit. The amended Revolving Credit Facility expires in August of 2004. Availability under the revolving credit facility is determined using a borrowing base calculation based primarily upon the Company's inventories. The entire facility contains restrictive covenants that require minimum EBITDA levels, maximum annual capital expenditure levels, and minimum inventory leverage ratios. The Company had an outstanding balance under the amended Revolving Credit Facility of $13.2 million as of November 2, 2002 and total borrowing base availability of $14.2 million. During the first nine months of 2002, the Company was compliant with all restrictive covenants under the agreement. With the reduction of inventory to post-seasonal levels, the Company anticipates that it will have no balance outstanding on its Revolving Credit Facility at the end of the fiscal year.

<pg>

For the first nine months of fiscal 2002, cash used in operating activities was $29.0 million, compared to cash provided by operating activities of $4.5 million in the first nine months of fiscal 2001. For the first nine months of fiscal 2002, cash used by operating activities was primarily due to higher inventories of $29.0 million, generated by seasonal and opportunistic purchases. A $2.7 million tax refund received in the period and higher accounts payable provided cash for operating activities in the first nine months of fiscal 2002 which was offset by higher deferred tax assets and lower accrued expenses and other current liabilities. For the first nine months of 2001, cash provided by operating activities benefited from net income of the discontinued Wholesale Division and other cash provided by discontinued operations aggregating $12.4 million as well as an income tax refund of $2.6 million received in the 2001 period.

Cash provided by investing activities was $25.0 million in the first nine months of 2002, primarily from the sale of the net assets of the discontinued operation. Cash used in investing activities was $0.5 million in the first nine months of 2001, primarily from capital expenditures. Capital expenditures totaled $1.2 million in the first nine months of 2002. Cash provided by financing activities totaled $3.8 million in the first nine months of 2002 primarily due to the higher level of borrowing under the Company's credit facility during the third quarter. Cash used in financing activities totaled $2.3 million in the first nine months of 2001 from the net debt payments.

Total assets were $97.5 million at November 2, 2002, compared to $107.1 million at February 2, 2002. Working capital increased to $45.5 million at the end of the first nine months of 2002 from $39.6 million at fiscal 2001 year-end and the current ratio improved to 2.7 to 1 at November 2, 2002, compared to 2.4 to 1 at February 2, 2002. The increase in working capital is primarily from higher inventory levels due to the seasonal nature of the business and an increase in deferred tax assets in the 2002 period. The Company is currently reviewing the status of its deferred tax assets and assessing the likelihood of future realization for these assets. As one of the factors to be considered in the realization of these assets is the generation of future taxable income, this assessment will again be performed in the fourth quarter after the results of the peak season sales are known. If necessary, the Company will record a valuation allowance against its deferred tax assets when it becomes more likely than not that they will not be realized.

The Company currently has no plans to open new stores in the fourth quarter of 2002 and is currently evaluating its expansion policy to determine when such program will recommence. When the Company resumes its expansion program, it does not anticipate opening more than 6-12 stores in the first year of the program.

Seasonality

The Company's retail operations result in a greater weighting of sales and earnings toward the second half of the fiscal year.

<pg>

Recently Issued Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. In contrast, under EITF No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the financial statement impact, if any, of the adoption of this new standard.

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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

The Company does not have significant exposure to changing interest rates, other than the Company's variable-rate on its Revolving Credit Facility. The Company does not undertake any specific action to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions. The Company does not purchase or hold any derivative financial instruments.


Item 4. CONTROLS AND PROCEDURES

The Company maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90 day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

<pg>

                   PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            None
Item 2.     Changes in Securities
            None
Item 3.	    Default upon Senior Securities
            None
Item 4.	    Submission of matters to a vote of security holders

            The Company's Annual Meeting of Shareholders was held on September 4, 2002.

            At the Annual Meeting, the Company's shareholders elected Reuven D. Dessler, William Shenk, Mark J. Miller and Ned L. Sherwood as Directors whose term expires at the annual meeting of shareholders in 2005. Charles Bilezikian, Steve Furner and Robert Horne continue as Directors whose term expires at the annual meeting of shareholders in 2004. Robert Horne, Peter Hayes, Jacob Koval and Joseph Nusim continue as Directors whose term expires at the annual meeting of shareholders in 2003. The following tabulation represents the voting for the elected Directors:

		Nominee		              For	     Against
            ----------------		    -----------	   ----------
            Reuven D. Dessler                7,574,293       780,300
            William Shenk	             7,574,293	     780,300
            Mark J. Miller                   7,574,293       780,300
            Ned L. Sherwood                  7,574,293       780,300

            At the Annual Meeting, the Company's shareholders' ratified the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ended February 1, 2003. The holders of 8,354,043 Common Shares voted to ratify the appointment, 150 voted against the ratification, and the holders of 400 shares abstained.

            At the Annual Meeting, the Company's shareholders' approved the amendment in the 1996 Stock Option Plan. The holders of 5,199,118 Common Shares voted to ratify the amendment, 1,827,477 voted against the ratification, and the holders of 4,040 shares abstained.

Item 5.     Other Information

            On December 3, 2002 the Company announced the appointment of Steve Furner as interim Chief Executive Officer. Mr. Furner replaces Peter Hayes who resigned from the Company and its Board of Directors to pursue other interests.

            On December 9, 2002 the Company announced the addition of Phil Carter to the Board of Directors

<pg>
Item 6.	Exhibits and Reports on Form 8K

		(a) Exhibits
		    Exhibit 4.1  Third Amendment to Amended and Restated
                             Loan and Security Agreement.             Pg. 25

                Exhibit 99.1 Press Release dated December 3, 2002
                             announcing Steve Furner as Interim
                             Chief Financial Office.                  Pg. 30

                Exhibit 99.1 Press Release dated December 9, 2002
                             announcing the addition of Phil Carter
                             to the Board of Directors.               Pg. 31

                (b) Reports on Form 8-K
                    The Company did not file any report on Form 8-K during the quarter ended November 2, 2002.


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ODD JOB STORES, INC.
                                             (Registrant)

12/16/02                                   /s/ Steve Furner
--------                                  -----------------------
Date                                      Steve Furner
                                          Interim Chief Executive
                                          Officer


12/16/02                                   /s/ Edward Cornell
---------                                -----------------------
Date                                      Edward Cornell
                                          Executive Vice President and
                                          Chief Financial Officer

<pg>
           Certification of the Principal Executive Officer
                Pursuant to15 U.S.C. 78m(a) or 78o(d)
            (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Steve Furner, the Interim Chief Executive Officer certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Odd Job Stores, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

    c. Presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 16, 2002		By: /s/ Steve Furner
					   --------------------
                                           Steve Furner,
                                           Interim Chief Executive Officer

<pg>
           Certification of the Principal Executive Officer
                Pursuant to 18 U.S.C. Section 1350,
            (Section 906 of the Satbanes-Oxley Act of 2002)

I, Steve Furner, the Interim Chief Executive Officer of Odd Job Stores, Inc. (the "Company"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended November
2, 2002 of the Company (the "Report"):

    (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  December 16, 2002		By: /s/ Steve Furner
                                           ------------------
                                           Steve Furner,
                                           Interim Chief Executive Officer



<pg>
           Certification of the Principal Financial Officer
                Pursuant to15 U.S.C. 78m(a) or 78o(d)
            (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Edward Cornell, the Chief Financial Officer certify that:

(1) I have reviewed this quarterly report on Form 10-Q of Odd Job Stores, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

    c. Presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 16, 2002		By: /s/ Edward Cornell
                                           ------------------------
                                           Edward Cornell,
                                           Executive Vice President and
                                           Chief Financial Officer

<pg>
           Certification of the Principal Financial Officer
                Pursuant to 18 U.S.C. Section 1350,
            (Section 906 of the Satbanes-Oxley Act of 2002)

I, Edward Cornell, the Chief Financial Officer of Odd Job Stores, Inc. (the "Company"), certify that to the best of my knowledge, based upon a review of the Quarterly Report on Form 10-Q for the period ended November 2, 2002 of the Company (the "Report"):

    (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  December 16, 2002		By: /s/ Edward Cornell
                                           ------------------------
                                           Edward Cornell,
                                           Executive Vice President and
                                           Chief Financial Officer