Form 10-K
period 2002-12-31
ODD JOB STORES INC
filed 2003-03-26
CIK 1022536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)
    [ ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                                        OR

    [X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM February 3, 2002 TO December 31, 2002

                          COMMISSION FILE NO. 0-21597
                          ---------------------------
                              ODD JOB STORES, INC.
           (Exact name of Registrant as specified in its charter)

              OHIO                                      34-1830097
   -------------------------------                  -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification No.)

             200 HELEN STREET
           SOUTH PLAINFIELD, NJ                            07080
---------------------------------------                -------------
(Address of principal executive offices)                 (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ___ No X

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $7.4 million at March 21, 2003. The number of common shares outstanding at March 6, 2003 was 9,060,695.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant with respect to the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.
#

                               TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
                                   PART I
Item 1.   Business....................................................3
Item 2.   Properties..................................................7
Item 3.   Legal Proceedings...........................................8
Item 4.   Submission of Matters to a Vote of Security Holders.........8

                                  PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................8
Item 6.   Selected Financial Data.....................................9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................11
Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk.......................................................18
Item 8.   Financial Statements and Supplementary Data................18
Item 9.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosures......................................18

                                  PART III
Item 10.  Directors and Executive Officers of the Company............18
Item 11.  Executive Compensation.....................................20
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.................................................20
Item 13.  Certain Relationships and Related Transactions.............20
Item 14.  Controls and Procedures....................................21

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K........................................................22

#

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Odd Job Stores, Inc. (the "Company") is a major regional closeout retail business. Prior to June 2002, the Company operated under the name "Mazel Stores Inc."

       The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer. At December 31, 2002, the Company operated a chain of 77 closeout retail stores in New York, New Jersey, Pennsylvania, Connecticut, Delaware, Ohio, Michigan, and Kentucky. The Company had fiscal 2002 sales of $233.8 million.

     The Company was founded in 1975 as a wholesaler of close out merchandise. Management's business strategy has primarily focused on the growth of its Odd Job stores, the initial 12 stores having been acquired by the Company in 1995. In February 2002, the Company sold its Wholesale Division to focus exclusively on the growth and profitability of the retail stores. The stores, which operate primarily under the name Odd Job, are located in the Mid-Atlantic and Midwest regions, with a concentration in metropolitan New York. The Company's corporate and administrative offices are located at 200 Helen Street, South Plainfield.

RECENT DEVELOPMENTS

       On March 18, 2003 the Company announced that it had named Steve Furner as its Chief Executive Officer. Mr Furner has held the position on an interim basis since December 3, 2002. Mr. Furner replaces Peter Hayes who resigned from the Company and its Board of Directors to pursue other interests. Mr. Furner's background includes 35 years in retailing of which 21 years were with Wal-Mart Stores, Inc.

       On December 9, 2002, the Company announced the addition of Phil Carter to its Board of Directors. Mr. Carter's background includes serving as President and Chief Executive Officer of Mac Frugal's Bargain Centers, which was acquired by Big Lots in 1998.

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

     The closeout sector has benefited from several industry trends. Consolidations in the retail industry and the expansion of just-in-time inventory requirements have generally had the effect of shifting inventory risk from retailers to manufacturers. In addition, a trend toward shorter product cycles, particularly in the consumer goods sector, has increased the frequency of new product and new product packaging introductions. These factors have increased the reliance of manufacturers on closeout retailers like the Company, who frequently are able to purchase larger quantities of excess inventory and successfully control the distribution of such goods.

OPERATIONS

     General. The Company's chain of 77 retail stores as of December 31, 2002 operate under the names "Odd Job," "Odd Job Trading" and "Mazel's" and are located in New York (30, including 8 in Manhattan), New Jersey (23), Ohio (8), Pennsylvania (7), Michigan (4), Connecticut (3), Delaware (1), and Kentucky
(1).  The retail stores generated sales of $233.8 million in fiscal 2002.

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

     Management believes the presentation of its merchandise is critical to communicating value and quality to its customers. The Company uses a variety of adaptable merchandising fixtures and displays that add flexibility in the presentation of a changing merchandise mix. Some merchandise is displayed in its initial packaging, stacked floor-to-ceiling. A message board appears in every store, indicating both new arrivals and coming merchandise, in an effort to appeal to the "treasure hunters." The Company utilizes attractive exterior signage and in-store merchandising as primary forms of advertising. The Company's print advertising program uses mailers, in-paper ads, and circulars, on a periodic basis, to promote up to 40 value-oriented and easily recognizable items. As a result of its merchandise mix, visual merchandising methods and high-traffic store locations, the average inventory turn rate is approximately 4 times per year.

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

     Store Operations. Each store is staffed with section managers who have primary responsibility for helping customers and monitoring sales floor inventory in several merchandise categories. Section managers continually replenish the shelves, communicate information as to fast-selling items to store managers and identify slow-moving products for clearance. Each store has between six and fourteen check-out stations and provides sales personnel for customer assistance. Sales are primarily for cash, personal checks and credit cards. The Company's Manhattan stores offer free daily storage that enables customers to pick up items purchased during the day on their way home from work, and UPS shipment for larger purchases. The Company's stores have seven day-a-week operations and have extended weekend hours. The Company has created an infrastructure consisting of District Managers each responsible for the operations of approximately thirteen stores, reporting directly to the Senior Vice President-Store Operations.

     Store Locations. The Company's 69 suburban stores at December 31, 2002 are located in strip shopping centers. The 8 Manhattan stores are located in high-traffic urban corridors (i.e. near Grand Central Station, Rockefeller Center, Port Authority, Penn Station, Empire State Building, City Hall Park, Union Square, and across from Bloomingdale's) that provide access to large numbers of commuters. As a result, the Manhattan stores generate higher sales volumes during the work week. The Company's suburban stores are generally near a major highway or thoroughfare, making them easily accessible to customers. The suburban stores generate higher sales volumes during the weekends. The Company attempts to tailor its merchandising and marketing strategies to respond to the differences in its urban and suburban stores. The Company's stores range in size from 6,500 to 30,000 square feet. On average, approximately 80% of the area of each store represents selling space. All of the stores are located in leased facilities.

     No new stores were opened in fiscal 2002 or fiscal 2001, but the Company expects to open between 2 and 5 new stores in fiscal 2003. In fiscal 2001, the Company permanently closed two stores and temporarily closed a third store due to fire damage. That store was reopened in April 2002. No stores were closed in fiscal year 2002 but the Company has plans to close two stores in fiscal 2003 at the expiration of their leases.

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

     In selecting new store locations, the Company has historically sought existing structures that it can refurbish in a manner consistent with its merchandising concept. This strategy, which typically requires minimal leasehold improvements by the Company, enables the Company to open stores in new locations generally within six to twelve weeks following occupancy of the space.

     Warehousing and Distribution. Merchandise is distributed to the retail stores primarily from the Company's 510,000 square foot South Plainfield, New Jersey warehouse and distribution facility. The Company believes the South Plainfield facility has the capacity to support its longer-term retail expansion plans.

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

MANAGEMENT INFORMATION SYSTEMS

     The Company's operations are supported by a third party owned and internally managed IBM AS400-based computer system. The system utilizes vendor purchased integrated distribution, merchandising, inventory and warehousing software. The Company also uses vendor purchased retail purchasing and perpetual inventory systems and a vendor purchased general ledger accounting system.

     The Company has installed point-of-sale (POS) systems in all retail locations to fully capture store transactions and provide updated data to its purchasing staff and other corporate personnel, and for transfer into the Company's accounting, merchandising and distribution systems.

COMPETITION

     The Company competes with other closeout retailers, discount stores, deep discount drugstore chains, supermarkets and other value-oriented specialty retailers. Some of these competitors have substantially greater financial resources and wider distribution capabilities than those of the Company, and competition is often intense. Competition is based primarily on product selection and availability, price and customer service. The Company believes that by virtue of its ability to make purchases of closeout, bulk and surplus items, its prices compare favorably with those of its competitors.

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

TRADEMARKS

     The Company has registered "Odd Job" and "Odd Job Trading" as trademarks in the United States. The Company has registered or has filed registration applications for certain other trademarks and trade names.

     In connection with the sale of its Wholesale Division, the Company sold the "Mazel" name and in June 2002 changed its corporate name to "Odd Job
Stores, Inc."   The Company expects to change the name of its Midwest stores, which currently operated under the name "Mazel", over the next several years.

EMPLOYEES

     At December 31, 2002 the Company had 2,192 employees including 2,089 in direct retail and warehouse operations. Corporate employees included 103 in general management, administrative and support positions. The Company considers its relationship with its employees to be good. However, from time to time there have been attempts to organize the employees of one or more stores. To date, no such organizational efforts have been successful. Approximately 144 of the warehouse employees in South Plainfield, New Jersey, are subject to a 48-month collective bargaining agreement that expires on January 28, 2005. The Company is not a party to any other labor agreements.

DISCONTINUED OPERATIONS

     On February 11, 2002, the Company affected the sale of its Wholesale Division. As a result of the divestiture, the Company has repositioned itself solely as a closeout retailer. The financial statements and notes have been reclassified for all periods presented to reflect the wholesale segment as a discontinued operation. Net proceeds from the sale of approximately $26.2 million in cash were received in fiscal 2002, based upon the Division's balance sheet. An additional $0.3 million of balance sheet adjustments are being disputed, however the parties expect to resolve this matter through arbitration. Proceeds from the sales were primarily used to pay off existing borrowings under the Company's Revolving Credit Facility.

TERMINATION OF JOINT VENTURE

     On February 2, 2002, the Company and Value City Department Stores (VCDS) reached an agreement on the terms of the previously announced termination of their VCM, Ltd. joint venture that operated various departments in VCDS stores. VCDS now operates such departments directly. Under the terms of the Agreement, VCDS paid the Registrant $8.4 million in consideration of the termination of Registrant's rights in and to the joint venture. Registrant also received $4.1 million in management fees for the year ended February 2, 2002.


ITEM 2.   PROPERTIES

     The Company leases a 535,000 square foot facility in South Plainfield, New Jersey from a limited liability company in which two of its Directors are minority owners. Housing the Company's corporate offices, approximately 510,000 square feet of the facility is utilized by the warehouse and distribution operation, with the remainder used for office space. The lease for the facility expires November 30, 2022.
The Company believes its facilities will be generally adequate for its operational requirements for the foreseeable future.

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


ITEM 3.   LEGAL PROCEEDINGS

     The Company is subject to various other legal proceedings and claims that arise in the ordinary course of business. The Company believes that the amount of any ultimate liability with respect to all actions will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock currently trades on the NASDAQ Stock Market(sm) under the symbol "ODDJ." Prior to June 2002, the Company traded under the symbol "MAZL" on the NASDAQ Stock Market. The following table shows the quarterly high and low closing sale prices of the Common Stock for the periods presented.

                                  FISCAL YEAR 2002    FISCAL YEAR 2001
                                  -----------------   ----------------
FISCAL QUARTER                     HIGH       LOW      HIGH      LOW
--------------                    -------   -------   -------   ------
  First Quarter.................   $6.20     $3.00     $2.94   $2.25
  Second Quarter................    5.74      2.85      3.88    2.50
  Third Quarter.................    3.02      1.91      3.70    1.50
  Fourth Quarter................    2.43(1)   1.58(1)   3.40    1.97

(1) The fourth quarter of fiscal year 2002 is an approximate two-month period.

     As of March 7, 2003, the Company believes that there were approximately 695 beneficial owners of the Company's Common Stock.

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

ITEM 6.   SELECTED FINANCIAL DATA

     The selected historical financial data presented under the captions Statement of Operations Data and Balance Sheet Data for the eleven-month period ended December 31, 2002, and the fiscal years ended February 2, 2002, February 3, 2001, January 29, 2000, and January 30, 1999 (fiscal years 2002, 2001, 2000,
1999, and 1998, respectively) were derived from the consolidated financial statements of the Company. The selected data referred to above should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

     The financial statements have been reclassified for all periods presented to reflect the wholesale segment as a discontinued operation.

STATEMENT OF OPERATIONS DATA
                                                                        FISCAL YEAR
                                                  2002       2001       2000        1999        1998
                                                 --------  --------    --------    --------    --------
Net sales                                        $233,790  $258,149    $239,695    $203,799    $156,242
Cost of sales                                     145,748   158,215     149,639     122,023      95,089
Special charge                                         -         -        4,550          -          -
                                                 --------  --------    --------    --------    --------
Gross profit                                       88,042    99,934      85,506      81,776      61,153
  % of sales                                        37.66%    38.71%      35.67%      40.13%      39.14%
S, G & A expenses                                  95,296   100,671     101,198      78,462      59,441
Special charge                                         -         -          996          -           -
                                                 --------  --------    --------    --------    --------
Operating (loss) profit                            (7,254)     (737)    (16,688)      3,314       1,712
  % of sales                                        (3.10)%   (0.29)%      6.96%       1.63%       1.10%
Interest expense -- net                               866     2,298       3,057       1,984       1,464
Other (income) expense -- net(1)                      746     1,443         240      (1,338)        627
                                                 --------  --------    --------    --------    --------
Income (loss) from continuing operations
 before income taxes                               (8,866)   (4,478)    (19,985)      2,668        (379)
Income tax expense (benefit)                        5,191    (1,746)     (7,794)      1,067        (152)
                                                 --------  --------    --------    --------    --------
Income (loss) from continuing operations          (14,057)   (2,732)    (12,191)      1,601        (227)
Income (loss) from operations of the
 discontinued Wholesale Division, net of tax           -      2,554        (843)      5,156       5,400
Loss on the disposal of the Wholesale Division,
 net of tax                                            -     (3,665)        -            -          -
Change in accounting principle                     (9,447)       -          -            -          -
                                                ---------  --------   ---------    --------    --------
Net income (loss)                               $ (23,504) $ (3,843)  $ (13,034)     $6,757      $5,173
                                                =========  ========   =========    ========    ========

(1) The Company's portion of the VCM, Ltd., a joint venture with Value City Department Stores, operations income/(loss) is reported as other
(income)/expense along with charges related to the extinguishment of debt.
Also reported as other (income)/expense is the $650 loss related to the sale of the joint venture in fiscal 2001.

                                                                       FISCAL YEAR
                                                     2002      2001       2000       1999       1998
                                                 --------  --------    --------    --------    --------
Net income (loss) per common share - basic:
Continuing operations                              $(1.56)    $(0.30)    $(1.34)      $0.18    $(0.02)
Income (loss) from operations of the
 discontinued segment                                    -      0.28      (0.09)       0.56      0.59
Loss on the disposal of the discontinued segment               (0.40)
Change in accounting principles                     (1.04)         -          -          -          -
                                                   ------     ------     ------       -----     -----
Net income (loss) per common share - basic         $(2.60)    $(0.42)    $(1.43)      $0.74    $ 0.57
                                                   ======     ======     ======       =====     =====
Net income (loss) per common share - diluted:
Continuing operations.                             $(1.56)    $(0.30)    $(1.34)      $0.18    $(0.02)
Income (loss) from operations of the
 discontinued segment                                   -       0.28      (0.09)       0.56      0.59
Loss on the disposal of the discontinued
Segment                                                 -      (0.40)         -          -          -
Change in accounting principles                     (1.04)         -          -          -          -
                                                   ------     ------     ------       -----     -----
Net income (loss) per common share - diluted       $(2.60)    $(0.42)    $(1.43)      $0.74    $ 0.57
                                                   ======     ======     ======       =====     =====

Weighted average common shares outstanding:
  Basic:                                         9,043,900  9,120,700  9,141,800  9,141,800  9,141,600
  Diluted:                                       9,043,900  9,120,700  9,141,800  9,154,700  9,146,800

BALANCE SHEET DATA:
                                                                       FISCAL YEAR
                                                   2002      2001        2000       1999       1998
                                               ---------   ---------   ---------  ---------  ---------
Working capital                                  $28,390     $39,577     $61,632    $66,789    $58,715
Total assets                                      71,679     107,108     138,365    140,182    123,844
Long term debt                                        -        6,083      38,280     30,066     21,985
Total liabilities                                 27,496      39,583      66,612     55,395     45,814
Stockholders' equity                              44,183      67,525      71,753     84,787     78,030

SELECTED OPERATIONS DATA:
Number of stores                                      77          76          79         64         47
Total square footage                           1,206,300   1,168,200   1,236,610    943,545    689,750
Total store sales growth                            (9.4)%       7.7%       17.6%      30.4%       8.0%
Calculation -- avg. net sales per gross
  sq ft                                              194         217         223        257        258
Comparable store net sales increase
  (decrease)                                        (3.0)%       5.5%       (4.8%)     4.1%        0.1%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       Odd Job Stores, Inc. is a major regional closeout retailer. At December 31, 2002, the Company operated 77 closeout retail stores, including 30 in New York (eight of which are in Manhattan), 23 in New Jersey, 8 in Ohio, 7 in Pennsylvania, 4 in Michigan, 3 in Connecticut, and 1 each in Delaware and Kentucky. At the end of fiscal 2001, the company operated 76 retail stores, with one store closed for renovations due to fire damage. In both fiscal 2002 and 2001, the Company refrained from opening new stores to allow management to focus its efforts on improving the return on its existing retail locations.

       Effective for fiscal year 2002, the Company elected to change its fiscal year end to December 31. The change in fiscal year end provides significant cash flow benefits by allowing the Company to take advantage of expanded tax net operating loss carry-back provisions allowed in the Job Creation and Worker Assistance Act of 2002, which expires after December 31, 2002. Fiscal years 2001 and 2000 followed the reporting calendar as published by the National Retail Federation and are defined as the fiscal years ended February 2, 2002, and February 3, 2001, respectively. As a result of the change in fiscal year end, the comparable financial information contained in this report and discussed below represents approximately eleven months of results for fiscal year 2002, compared with twelve months of results for fiscal years 2001 and 2000.

       On February 11, 2002, the Company effected the sale of its Wholesale Division. As a result of the divestiture, the Company has repositioned itself solely as a closeout retailer. The financial information discussed below reflects the wholesale segment as a discontinued operation for fiscal years 2001 and 2000. The Company received cash proceeds on the sale of approximately $26.2 million in fiscal year 2002, based upon the balance sheet of the Wholesale Division. Proceeds from the sales were primarily used to pay off existing borrowings under the Company's credit facility.

       On June 19, 2002, the Company announced that it had changed its name from Mazel Stores, Inc. to Odd Job Stores, Inc. and its ticker symbol on the NASDAQ from MAZL to ODDJ. The change reflects the strategic repositioning of the Company after the divestiture of its Wholesale Division.


CRITICAL ACCOUNTING POLICIES

       The Company's critical accounting policies include the following:

          - Valuation of inventory; and
          - Accounting for income taxes

       Valuation of inventory. The Company uses the retail method of accounting. Inventories are not recorded in excess of market value. Management tracks the inventory for changes in circumstances, such as changes in customer merchandise preference, which could cause the Company's inventory to be exposed to obsolescence or slow moving merchandise. The decision to write down inventory is based in part on its age and the extent of the write down is based on Management's best estimates of its resale value and thus inherently subjective in nature.

       Accounting for income taxes. As part of the process of preparing the Company's financial statements, management is required to estimate income taxes. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items. These differences result in deferred tax assets and liabilities. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of FAS 109. In accordance with that standard, the Company recorded a full valuation allowance for its net deferred tax assets as of December 31, 2002. The Company intends to maintain a full valuation allowance for its net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support the reversal of the remaining reserve. Until such time, except for minor state and local tax provisions, the Company will have no reported tax provision, net of valuation allowance adjustments. In the event the Company was to determine, based on the existence of sufficient positive evidence, that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, certain Statements of Operations data as a percentage of net sales:

                                                        Fiscal Year
                                              2002         2001         2000

Net sales                                     100.0%       100.0%     100.0%
Gross profit                                   37.7         38.7        35.7
Selling, general & administrative
  expense                                      40.8         39.0        42.7
Operating loss                                 (3.1)        (0.3)       (7.0)
Loss from continuing operations                (6.0)        (1.1)       (5.1)
Loss from discontinued operations                 -         (0.4)       (0.4)
Net loss                                      (10.1)        (1.5)       (5.4)


FISCAL 2002 RESULTS VERSUS FISCAL 2001

       Net sales for the eleven-month period of fiscal 2002 were $233.8 million, compared to $258.1 million for the twelve-month period of fiscal 2001, a decrease of $24.3 million, or 9.4%. On a comparable store basis (76 stores), net sales decreased 3.0%. Net sales for the comparable periods ending December 31 of both fiscal years declined $8.3 million or 3.4% and sales on a comparable store basis declined $6.1 million or 2.6%. The decline in comparable sales for 2002 is largely the result of reduced customer transactions offsetting a slight increase in average sales.

     Gross profit was $88.0 million for fiscal 2002, compared to $99.9 million for fiscal 2001. Gross profit decreased $11.9 million or 11.9% and declined as a percentage of sales from 38.7% in fiscal 2001 to 37.7% in fiscal 2002 due primarily to higher markdowns.

     Selling, general and administrative expense ("S,G & A") reflects the four-wall cost of the stores, the distribution facility, and corporate support. During fiscal 2002, S, G & A was $95.3 million or 40.8% of sales, compared to $100.7 million, or 39.0% of sales for fiscal 2001. Store expenses over a comparable eleven-month period increased slightly, while corporate support expenses declined reflecting the cost savings associated with the consolidation of functions at the New Jersey facility. Offsetting S, G & A expense in fiscal 2002 is approximately $0.9 million of insurance proceeds for claims received in connection with property damage on one store and a store closure related to the events of September 11, 2001. S, G & A expenses for fiscal 2001 included $0.3 million for the amortization of goodwill, which did not recur in 2002 due to the adoption of SFAS No. 142. S, G & A expenses for fiscal 2001 were offset by $4.1 million in management fee revenue, related to a joint venture with Value City Department Stores. The joint venture was terminated at the end of fiscal 2001 and, therefore, there is no management fee income or related expenses in fiscal 2002.

     The Company reported an operating loss of $7.3 million or 3.1% of sales for fiscal 2002, compared to an operating loss of $0.7 million or 0.3% of sales for fiscal 2001.

       Other expenses for fiscal 2002 and fiscal 2001 include charges for the extinguishment of debt totaling $0.7 million and $0.4 million, respectively. The 2001 charge for the extinguishment of debt was reclassified from an extraordinary item due to the early adoption of Statement of Financial Accounting Standards No. 145. The 2001 fiscal period also included expense of $1.0 million for the Company's 50% equity share in VCM, Ltd.'s net loss. Interest expense was $0.9 million for fiscal 2002, compared to $2.3 million for fiscal 2001. The reduction is due to lower average borrowings and lower interest rates.

       The Company's net loss from continuing operations totaled $14.1 million or 6.0% sales for fiscal 2002, compared to $2.7 million, or 1.1% of sales for fiscal 2001. The fiscal 2002 net loss includes a non-cash charge against earnings for the Company's tax valuation allowance of $9.4 million for its deferred tax assets. Due to its recent operating losses, the Company believes it is more likely than not that these deferred tax assets will not be utilized in the future, and therefore recorded the valuation allowance. The Company's total net loss of $23.5 million, or $2.60 per share for fiscal 2002 also included a one-time non-cash charge of $9.4 million, or $1.04 per diluted share, for a change in accounting principles related to a write-off of unamortized goodwill under the adoption of Statement of Financial Accounting Standards No. 142. Further information on the Company's accounting for goodwill and tax valuation allowance can be found in Notes 1-F and 1-G, respectively.


FISCAL 2001 RESULTS VERSUS FISCAL 2000

     Net sales were $258.1 million for fiscal 2001, compared to $239.7 million for fiscal 2000, an increase of $18.4 million, or 7.7%. The increase in net sales was attributable to a comparable store (62 stores) net sales increase of 5.5% with the balance of the increase occurring in stores opened in fiscal 2000 offsetting the loss of sales from the three stores closed in 2001.

     Gross profit was $99.9 million for fiscal 2001, compared to $85.5 million for fiscal 2000, an increased of $14.4 million or 16.9%. Gross profit increased to 38.7% in fiscal 2001 from 35.6% in fiscal 2000 due primarily to improved shrink results. Included in gross profit for fiscal 2000 was a special charge related to the write-down of inventory, which lowered the 2000 gross profit by 2.0%.

     During fiscal 2001, selling, general and administrative expense was $100.7 million, compared to $102.2 million for fiscal 2000. Fiscal 2000 included a $1 million special charge for lease terminations and the write-down of other assets. The decrease when comparing fiscal 2001 to the prior year was also due to the absence of any pre-opening costs in 2001 as compared to $2.1 million in 2000. Additional factors include an $0.8 million reduction in corporate support expense and a $0.2 million reduction in warehouse costs, offset, in part, by a $0.1 million decline in management fee revenue received from VCM, Ltd., store level expense increase of $1.6 million primarily attributable to the full year operation of stores opened during fiscal 2000, and increased advertising expense of $0.9 million primarily due to the larger store base. Selling, general and administrative expense including the fiscal 2000 special charge, decreased as a percentage of net sales to 39.0% in fiscal 2001, from 42.2% in fiscal 2000.

     The operating loss was $0.7 million or .3% of sales for fiscal 2001, compared to an operating loss of $16.7 million for fiscal 2000. This improvement was primarily due to the special charges, which totaled $5.5 million in fiscal 2000, as well as the other factors described above.

     Interest expense was $2.3 million for fiscal 2001, compared to $3.1 million for fiscal 2000, reflecting lower average borrowings. Other (loss) income was comprised of the Company's 50% equity share in VCM, Ltd., a net loss of $1.0 million in fiscal 2001 compared to a net loss of $0.2 million in fiscal 2000. Included in the 2001 loss was a $0.7 million loss on the sale of the joint venture to Value City Department Stores, Inc. and a $0.4 million charge for the extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have been financed through its cash flows, borrowings under its revolving credit facility and the extension of trade credit.

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

     Prior to the close of fiscal 2001, the Company received payments of $8.4 million for its 50% ownership and $4.1 million in management fees for fiscal 2001 as a result of terminating the VCM, Ltd., joint venture with Value City Department Stores, Inc. In fiscal 2002, the Company received cash proceeds of approximately $26.2 million from the sale of its Wholesale Division. The proceeds from these two transactions were used to payoff all bank indebtedness and finance operating activities during the year.

     As a result of the VCM, Ltd. termination and Wholesale divestiture, the Company amended its credit facility that now provides for $30 million of revolving credit. The Revolving Credit Facility ("Facility") expires in August of 2004. Availability under the Facility is dependent on a borrowing base calculation based primarily upon the Company's inventories. The Facility contains restrictive covenants that require minimum EBITDA levels, maximum annual capital expenditure levels, and minimum inventory leverage ratios. The revolving credit facility also contains a "deemed waiver" which waives any covenant violations as long as the Company maintains availability in excess of $10.0 million for a consecutive sixty-day period subsequent to any violation date. The Company currently uses its credit facility to cover seasonal and potentially larger opportunistic inventory purchases.

       The Company was not in compliance with certain covenants as of December 31, 2002; however, due to a "deemed waiver" provision in the Agreement which waives any covenant failure as long as the Company maintains availability in excess of $10 million for a consecutive 60-day period subsequent to any such
date, the Company is not in default under the Credit Facility.   At December
31, 2002, the Company had availability under the formula established in the revolving credit facility of $19.4 million, but because of the provision referenced above net availability was $9.4 million. As of December 31, 2002, the Company had no borrowings under the facility.

       During fiscal year 2002, operating activities from continuing operations used cash totaling $6.6 million, compared to cash provided totaling $14.6 million in fiscal year 2001. Additional cash for fiscal 2001 of $11.9 million was provided by discontinued operations. The decrease in net cash from operating activities is primarily due to a higher net loss for fiscal year 2002, compared to the net loss for fiscal 2001, partially offset by non-cash charges of $9.4 million for a change in accounting principles on goodwill and a valuation allowance against the future use of deferred tax assets of $9.4 million. Changes in operating assets and liabilities, comparing fiscal 2002 to the prior year consisted primarily of higher inventory and lower accounts payable balances primarily due to the change in fiscal year ends. At December 31, 2002, the company has a federal income tax receivable of $4.2 million, compared to a tax receivable of $2.8 million at February 2, 2002. On March 17, 2003 the Company received the full amount of its expected federal income tax refund.

     Cash provided by investing activities increased to $24.8 million in fiscal 2002 from $7.5 million in fiscal 2001, due primarily to the proceeds received from the sale of the net assets of the Wholesale Division. Capital expenditures, net increased to $1.3 million in 2002 from $0.5 million in fiscal 2001. In fiscal 2001, cash was provided by the proceeds from the sale of VCM, Ltd., which totaled $8.4 million. Cash used in financing activities declined to $8.9 million in fiscal 2002, from $32.2 million in fiscal 2001. The decline is due to the high level of debt payments made in fiscal 2001.

     Total assets were $71.7 million at December 31, 2002 and $107.1 million at February 2, 2002, respectively. Working capital decreased to $28.4 million at December 31 2002, from $39.6 million at February 2, 2002, due primarily to the funds received for the sale of discontinued operations, the valuation allowance on current deferred tax assets, and the fiscal year operating loss. The current ratio was 2.3 to 1 at December 31, 2002, compared to 2.4 to 1 at fiscal year-end 2001. The Company had total cash and cash equivalents of $13.3 million and no outstanding borrowings at December 31, 2002, compared with cash and cash equivalents of $4.0 million and outstanding debt of $9.1 million at February 2, 2002. Net fixed assets were $18.5 million at the end of fiscal 2002, a decrease of $3.8 million over the prior year, primarily related to depreciation.

       The Company has plans to open between 2 and 5 new stores in fiscal 2003 and is currently evaluating its future expansion policy. The Company also has plans for remodeling several of its existing stores during fiscal 2003. The Company anticipates that its cash flow from operations along with its current borrowing capacity will be sufficient to finance ongoing operating requirements and estimated future capital expenditures of approximately $3.0 million during the coming fiscal year.


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


NEW ACCOUNTING PRONOUNCEMENTS

       In August 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company has reviewed the provisions of SFAS No. 143, and believes that upon adoption on January 1, 2003, it will not have a material impact on its financial position, results of operations or cash flow.

       In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. In contrast, under EITF No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that upon adoption of this new standard, it will not have a material impact on its financial position, results of operations or cash flow.

       In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No 148 will also require improved disclosure of comparable information on accounting methods used to value such compensation. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company has reviewed the provisions of SFAS No. 148 and believes that its adoption will not have a material impact on its financial position, results of operations or cash flow.

       The Financial Accounting Standards Board's Emerging Issues Task Force released a consensus ruling in November 2002 for application in 2003 that requires companies to classify amounts received from vendors as a reduction of product cost unless certain criteria can be met. One such requirement is that the amounts received from vendors represent a reimbursement of costs incurred by the company in selling the vendor's products. A change in the accounting for cooperative advertising arrangements could increase gross profit and increase advertising expense. It could also reduce product cost in inventory and thereby impact the timing of recognition through cost of sales. The Company does not expect that this ruling will materially impact its financial position, results of operations or cash flow.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, (i) the Company's execution of its plan to restore its retail stores to profitability; (ii) the ability to purchase sufficient quality closeout and other merchandise at acceptable terms; and (iii) the ability of the Company to attract and retain qualified management and store personnel.


#

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


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

       Information required in connection with directors and executive officers is set forth below, as well as under the caption "Election of Directors," in the Registrant's Proxy Statement with respect to the Company's 2003 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated herein by reference.

     The following table sets forth certain information regarding the Directors and executive officers of the Company as of March 19, 2003.

     NAME                     AGE           CURRENT POSITION
     ----                     ---           ----------------
Steve Furner                   55    Chief Executive Officer
Edward Cornell                 54    Executive Vice President and Chief
                                     Financial Officer
Charles Bilezikian             66    Director
Philip Carter                  54    Director
Reuven D. Dessler              55    Director
Robert Horne                   44    Director
Jacob Koval                    55    Director
Mark Miller                    50    Director
Joseph Nusim                   69    Director
Ned L. Sherwood                53    Director

       Steve Furner has served as a member of the Company's Board of Directors since June 2002. In March 2003, Mr. Fuener was named Chief Executive Officer of the Company after holding the position on an interim basis since December 2002. Since 1998, Mr. Furner has been Vice President of Alliance Consulting, specializing in strategic initiatives and operating programs for retail companies. From 1977 to 1998 he served as President and Chief Operating Officer of Wal-Mart Argentina.

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

       Philip Carter has been a member of the Company's Board of Directors since December 2002. From 1998 to 2002, Mr. Carter served as Chief Executive Officer of Apria Healthcare and has recently accepted the position of President and Chief Executive Officer of Rotech Healthcare. From 1995 to 1998 he was President and Chief Executive Officer of MacFrugal's Bargain Close-out's, Inc., a specialty retailer.

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

     Joseph Nusim has been President of the Nusim Group, a retail consulting company, since 1995. Mr. Nusim has been Co-Chairman of the Board for Woodworkers Warehouse Stores since October 2001 and Co-Chairman of the Board for Loehmann's Stores since October 2000. Mr. Nusim served as Acting Chief Executive Officer of Frankel's Home Furnishings, Inc. from 1998 to 1999 and Rickel Home Centers from 1997 to 1998. Mr. Nusim had been Chairman, President and Chief Executive Officer of Channel Home Centers from 1990 to 1995. He has served as a Director since February 2002.

     Ned L. Sherwood has been a principal and President of ZS Fund L.P. for more than five years. Mr. Sherwood is currently a member of the Board of Directors of Kaye Group, Inc. He has served as a Director since November 1996.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

#

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is included under the captions "Executive Compensation" and in the "Summary Compensation Table" in the Registrant's Proxy Statement, which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

        See the following portions of the Registrant's Proxy Statement, all of which information is incorporated herein by reference: (i) the information under the caption "Security Ownership and Transactions with Certain Beneficial Owners" and (ii) the information included under the caption "Election of Directors."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On February 11, 2002, the Company sold to MZ Wholesale Acquisition, LLC d/b/a Mazel Company (the "Buyer"), an enterprise involving Reuven Dessler, former Chairman and Chief Executive Officer, and Jacob Koval, former Executive Vice President, of the Company, the assets of its Wholesale Division and certain other assets, including the notes receivable from Messrs. Dessler and Koval valued (together with accrued interest at fiscal 2001 fiscal year end) at $1,147,136 and $808,586, respectively. Under the sale agreement, Company received cash payments to date totaling $26,218,000 based on the book value of the acquired assets and assumed liabilities. Under the terms of the sale agreement, the Company has agreed not to compete in the wholesale sale of closeout merchandise, subject to certain limitations, for a period expiring on the earlier of (i) the three-year anniversary of the sale or (ii) the sale of a majority of the Company's stock or assets to a third-party (the "Restricted Period"). In the event the Company purchases closeout merchandise in quantities exceeding those required by its retail operations, during the Restricted Period, it has the right to put up to $3.5 million of such merchandise annually to a joint venture (equally owned by Buyer and Company and managed by Buyer). Under the sale agreement, Company has assigned the "Mazel" name to Buyer, but may continue the use of the name on its retail stores for up to five (5) years. In June 2002, the Company changed its corporate name to Odd Job Stores, Inc. Messrs. Dessler, Koval and Jay L. Schottenstein ("MZ Related Parties") and ZS Fund LP., the Company's largest beneficial shareholder, have entered into a Standstill Agreement pursuant to which: (i) the MZ Related Parties have agreed not to purchase additional shares of Common Stock that would cause their aggregate ownership to exceed thirty-three percent (33%) of the outstanding shares of Company without the consent of ZS Fund and a majority of the disinterested directors of Company; and (ii) ZS Fund has agreed not to purchase additional shares of Common Stock that would cause its aggregate ownership to exceed thirty-six percent (36%) of the Company's outstanding shares without the consent of Buyer's affiliates and a majority of the disinterested directors of Company. The parties entered into an interim services agreement with respect to certain transitional services, shared personnel and facilities which runs through August 2003. During fiscal 2002, the Company paid $114,000 under this agreement. Finally, as part of the sale, the Company and Messrs. Dessler and Koval each of who remains a director of the Company, executed mutual releases resolving various compensator and other claims of the parties. The Company and MZ Wholesale have approximately $300,000 in closing date balance sheet adjustments in dispute, which the parties expect to resolve through arbitration in accordance with the provisions of the sales agreement.



       The Company's warehouse in South Plainfield, New Jersey is leased from a limited liability company in which Messrs. Dessler and Koval own approximately 34% and 10% membership interests, respectively. Neither Mr. Dessler or Mr. Koval is involved in the management of the lessor and the Company believes the terms are no less favorable than could be obtained from unrelated parties.


ITEM 14.  CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

       Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

b. Changes in internal controls.

       There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.
#

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

(a)(1)   Financial Statements:
         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 2002 and
         February 2, 2002
         Consolidated Statements of Operations for the Eleven Months Ended December 31, 2002 and Fiscal Years Ended, February 2, 2002 and February 3, 2001.
         Consolidated Statements of Cash Flows for the Eleven Months Ended December 31, 2002 and Fiscal Years Ended, February 2, 2002 and February 3, 2001.
         Consolidated Statements of Stockholders' Equity for the Eleven Months Ended December 31, 2002 and Fiscal Years Ended, February 2, 2002 and February 3, 2001.
         Notes to Consolidated Financial Statements
(a)(2)   Financial Statement Schedule:
         Schedule II -- Valuation and Qualifying Accounts
(a)(3)   Exhibits
         See the Index to Exhibits included on page 40.
(b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended December 31, 2002. However, an 8-K was filed on January 14, 2003 to report the change in fiscal year end of the Company.
#

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders


Odd Job Stores, Inc.:


We have audited the accompanying consolidated financial statements of Odd Job Stores, Inc. and subsidiaries (Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odd Job Stores, Inc. and subsidiaries as of December 31, 2002 and February 2, 2002, and the results of their operations and their cash flows for the eleven months ended December 31, 2002, and the fiscal years ended February 2, 2002 and February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.





Cleveland, Ohio


March 7, 2003


#

                                  ODD JOB STORES, INC.
                              CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)


                                             DECEMBER 31,   FEBRUARY 2,
                                                2002           2002
                                             ------------   -----------
                             ASSETS
Current Assets:
  Cash and cash equivalents                   $ 13,322        $  4,046
  Notes and accounts receivable
    - related parties (note 5)                       -              90
  Other receivables                                218           1,176
  Income tax receivable (note 6)                 4,239           2,770
  Inventories                                   31,942          27,580
  Prepaid expenses and other
   current assets                                  956             585
  Deferred income taxes (note 6)                     -           5,612
  Net assets of discontinued
   operations (note 10)                              -          26,218
                                             ------------   -----------
       Total current assets                     50,677          68,077

Property and equipment, net (note 2)            18,485          22,286
Other assets                                     2,517           3,480
Goodwill, net                                        -           9,447
Deferred income taxes (note 6)                       -           3,818
                                             ------------   -----------
        Total assets                          $ 71,679        $107,108
                                             ============   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
   debt (note 4)                              $      -        $  3,017
  Accounts payable                              13,032          16,568
  Accrued expenses and other current
    liabilities (note 3)                         9,255           8,915
                                             ------------   -----------
        Total current liabilities               22,287          28,500

Long-term debt, net of current
 portion (note 4)                                    -           6,083
Other non-current liabilities                    5,209           5,000
                                             ------------   -----------
        Total liabilities                       27,496          39,583
                                             ------------   -----------
Stockholders' equity:
  Preferred stock, no par value, 2,000,000
    shares authorized; no shares issued or
    outstanding                                      -               -
  Common stock, no par value, 14,000,000
    shares authorized; 9,050,400 and
    8,981,700 shares issued and outstanding,
    respectively                                64,097          63,935
  Retained earnings (deficit)                  (19,914)          3,590
                                             ------------   -----------
       Total stockholders' equity               44,183          67,525

Commitments and contingencies (note 7)               -               -
                                             ------------   -----------
       Total liabilities and stockholders'
        equity                                $ 71,679        $107,108
                                             ============   ===========

      See accompanying notes to consolidated financial statements

#

                                  ODD JOB STORES, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   ELEVEN MONTHS
                                       ENDED           FISCAL YEAR ENDED
                                   -------------    --------------------------
                                    DECEMBER 31,    FEBRUARY 2,    FEBRUARY 3,
                                       2002           2002           2001
                                    ------------    -----------    -----------
Net sales                             $ 233,790      $ 258,149      $ 239,695
Cost of sales                           145,748        158,215        149,639
Special charge (note 13)                      -              -          4,550
                                    ------------    -----------    -----------
      Gross profit                       88,042         99,934         85,506

Selling, general & administrative        95,296        100,671        101,198
Special charge (note 13)                      -              -            996
                                    ------------    -----------    -----------
     Operating loss                      (7,254)          (737)       (16,688)

Other expense (note 4)                      746          1,443            240
Interest expense                            866          2,298          3,057
                                    ------------    -----------    -----------
     Loss from continuing operations
       before income taxes               (8,866)        (4,478)       (19,985)

Income tax expense(benefit)(note 6)       5,191         (1,746)        (7,794)
                                    ------------    -----------    -----------
     Loss from continuing operations    (14,057)        (2,732)       (12,191)

Income (loss) from operations of the
  discontinued Wholesale Division,
  net of income tax expense (benefit)
  of $1,633, and ($540) in fiscal
  years 2001, and 2000, respectively          -          2,554          (843)

Loss on the disposal of the Wholesale
  Division, including provision of
  $778 for operating losses during the
  phase-out period, net of tax benefit
  of $2,344 in fiscal year 2001               -         (3,665)            -

Change in accounting principle
 (note 1-F)                              (9,447)             -             -
                                    ------------    -----------    -----------
      Net loss                         $(23,504)     $  (3,843)     $(13,034)
                                    ============    ===========    ===========

Net income (loss) per common share-basic:
   Loss from continuing operations     $  (1.56)     $   (0.30)     $  (1.34)
   Income (loss) from operations of
    the discontinued segment                  -           0.28         (0.09)
   Loss on the disposal of the
    discontinued segment                      -          (0.40)            -
   Change in accounting principle         (1.04)             -             -
                                    ------------    -----------    -----------
     Net loss per common share-basic   $  (2.60)     $   (0.42)      $ (1.43)
                                    ============    ===========    ===========

Net income (loss) per common share - diluted:
   Loss from continuing operations     $  (1.56)     $   (0.30)     $  (1.34)
   Income (loss) from operations of
    the discontinued segment                  -           0.28         (0.09)
   Loss on the disposal of the
    discontinued segment                      -          (0.40)            -
   Change in accounting principle         (1.04)             -             -
                                    ------------    -----------    -----------
     Net loss per common share-diluted $  (2.60)     $   (0.42)      $ (1.43)
                                    ============    ===========    ===========

Weighted average common shares outstanding
  - basic                              9,043,900     9,120,700     9,141,800
  - diluted                            9,043,900     9,120,700     9,141,800

          See accompanying notes to consolidated financial statements

#

                                  ODD JOB STORES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (DOLLARS IN THOUSANDS)

                                           ELEVEN MONTHS
                                               ENDED           FISCAL YEAR ENDED
                                           -------------    --------------------------
                                            DECEMBER 31,    FEBRUARY 2,    FEBRUARY 3,
                                                2002           2002           2001
                                            ------------    -----------    -----------
Cash flows from operating activities
   Net loss                                 $ (23,504)       $ (3,843)      $ (13,034)
   Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
   Change in accounting principle               9,447               -               -
   Loss (income) from operations of
    discontinued Wholesale Division,
    net of tax                                      -          (2,554)            843
   Loss on disposal of discontinued
    Wholesale Division, net of tax                  -           3,665               -
   Depreciation and amortization                5,758           7,074           5,966
   Deferred income taxes                        9,430             718          (5,274)
   Equity in VCM, Ltd.                              -             398             266
   Loss on sale of VCM, Ltd.                        -             650               -
   Changes in operating assets
    and liabilities:
      Other receivables                           958            (252)            177
      Income tax receivable                    (1,469)           (145)         (2,625)
      Notes and accounts receivables
       - related parties                           90           4,856          (1,372)
      Inventories                              (4,362)          2,567           2,809
      Other assets                                435              46             325
      Prepaid expenses and
       other current assets                      (371)            516              (8)
      Accounts payable                         (3,536)            559           2,981
      Accrued expenses and other
       liabilities                                549             343              22
                                            ------------    -----------    -----------
          Net cash (used in) provided by
           continuing operations               (6,575)         14,598          (8,924)
                                            ------------    -----------    -----------
         Net cash provided by discontinued
           operations                               -          11,851          11,666
                                            ------------    -----------    -----------
          Net cash (used in) provided by
           operating activities                (6,575)         26,449           2,742
                                            ------------    -----------    -----------
Cash flow from investing activities
   Capital expenditures, net                   (1,333)           (501)        (10,216)
   Proceeds from sale of net assets of
    discontinued operations                    26,218               -               -
   Proceeds from sale of VCM, Ltd.                  -           8,375               -
   Other                                          (96)              -             (28)
                                            ------------    -----------    -----------
           Net cash provided by (used in)
            continuing operations              24,789           7,874         (10,244)
                                            ------------    -----------    -----------
           Net cash used in discontinued
            operations                              -            (369)           (761)
                                            ------------    -----------    -----------
           Net cash provided by (used in)
            investing activities               24,789           7,505         (11,005)
                                            ------------    -----------    -----------
Cash flow from financing activities
   Net borrowings (payments) under
    term debt                                       -           4,494          (2,013)
   Net borrowings (payments) under
    credit facility                            (9,100)        (35,769)         10,227
   Financing costs paid                             -            (951)              -
   Common stock repurchases                      (365)              -               -
   Proceeds from the exercise of
    stock options                                 527               -               -
                                            ------------    -----------    -----------
           Net cash (used in) provided by
            financing activities               (8,938)        (32,226)          8,214

Net increase (decrease) in cash and
  cash equivalents                              9,276           1,728            (49)
Cash and cash equivalents at
  beginning of period                           4,046           2,318          2,367
                                            ------------    -----------    -----------
Cash and cash equivalents at
  the end of the year                        $ 13,322        $  4,046       $  2,318
                                            ============    ===========    ===========

Supplemental cash flow information:
   Cash paid for interest                    $    284        $  3,410       $  4,180
                                            ============    ===========    ===========
   Cash paid (received) for income taxes     $ (2,876)       $ (4,776)      $  2,100
                                            ============    ===========    ===========

          See accompanying notes to consolidated financial statements

#

                                        ODD JOB STORES, INC.
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (DOLLARS IN THOUSANDS)


                                    COMMON         COMMON      RETAINED
                                    SHARES         STOCK       EARNINGS      TOTAL
                                  ----------      --------     --------     --------
BALANCE AS OF JANUARY 29, 2000    9,141,800       $ 64,320     $ 20,467     $ 84,787

    Net loss                              -              -      (13,034)     (13,034)
                                  ----------      --------     --------     --------
BALANCE AS OF FEBRUARY 3, 2001    9,141,800         64,320        7,433       71,753

    Shares retired                 (160,100)          (385)           -         (385)
    Net loss                              -              -       (3,843)      (3,843)
                                  ----------      --------     --------     --------
BALANCE AS OF FEBRUARY 2, 2002    8,981,700         63,935        3,590       67,525

    Stock options exercised         170,800            527            -          527
    Shares retired                 (102,100)          (365)           -         (365)
    Net loss                              -              -      (23,504)     (23,504)
                                  ----------      --------     --------     --------
BALANCE AS OF DECEMBER 31, 2002   9,050,400       $ 64,097     $(19,914)    $ 44,183
                                  ==========      ========     ========     ========



          See accompanying notes to consolidated financial statements


#

                             ODD JOB STORES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies of Odd Job Stores, Inc. ("Odd Job" or "Company"), which are summarized below, are consistent with accounting principles generally accepted in the United States of America and reflect practices appropriate to the industry in which the Company operates. In June 2002, the Company changed its corporate name from Mazel Stores Inc., reflecting the sale of its wholesale division, as discussed further in Note 10.

     A. DESCRIPTION OF BUSINESS

        The Company was originally established with two complimentary operations: (i) a major regional closeout retail business; and (ii) one of the nation's largest closeout wholesale business. As a result of the sale of the Wholesale Division (see note 10) on February 11, 2002, the Company now operates solely as a major regional closeout retail business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail price. As of December 31, 2002, the Company operated a chain of 77 closeout retail stores, including 30 in New York (8 of which are in Manhattan), 23 in New Jersey, 8 in Ohio, 7 in Pennsylvania, 4 in Michigan, 3 in Connecticut, and 1 each in Delaware and Kentucky.

     B. PRINCIPLES OF CONSOLIDATION

        The financial statements of the Company are presented on a consolidated basis to reflect the economic substance of activities arising from common management and control. All significant intercompany balances and transactions have been eliminated in consolidation.

     C. CASH AND CASH EQUIVALENTS

        For financial reporting purposes, the Company considers all investments purchased with an original maturity date of three months or less to be cash equivalents.

     D. INVENTORIES

        Inventories are valued at the lower of cost or market, with cost determined by using the retail method. Inventories are not recorded in excess of market value. Management tracks the inventory for changes in circumstances, such as changes in customer merchandise preference, which could cause the Company's inventory to be exposed to obsolescence or slow moving merchandise. The decision to write down inventory is based in part on its age and the extent of the write down is based on Management's best estimates of its resale value and thus inherently subjective in nature.

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

F. GOODWILL

         Effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. In the first quarter of 2002, the Company determined, using the goodwill impairment provisions of SFAS No. 142, that its unamortized goodwill was impaired and recorded a non-cash charge of $9,447 to write-off the entire goodwill balance. This charge is shown as a change in accounting principle for the eleven months ended December 31, 2002. The following table shows the pro forma effects of applying SFAS No. 142 to fiscal years 2001 and 2000.

                                          February 2,     February 3,
                                             2002            2001
                                          -----------     -----------
Goodwill amortization
   Pretax                                  $    313        $    313
   After tax                                    191             191

Net loss
   As reported                              $(3,843)       $(13,034)
   Add back goodwill amortization               191             191
                                           ---------       ---------
   Pro forma                                $(3,652)       $(12,843)
                                           =========       =========
Net loss per basic and diluted share
   As reported                               $(0.42)         $(1.43)
   Add back goodwill amortization              0.02            0.02
                                           ---------       ---------
   Pro forma                                 $(0.40)         $(1.41)
                                           =========       =========

         Prior to the adoption of SFAS No. 142, the Company evaluated the potential impairment of goodwill on an ongoing basis by comparing the book value of such assets to the sum of the undiscounted expected future cash flows of the acquired businesses over the remaining amortization period of the asset.

     G. INCOME TAXES

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). In accordance with that standard, the Company recorded a full valuation allowance for its net deferred tax assets as of December 31, 2002. See note 6 to Consolidated Financial Statements for additional information regarding income taxes.

     H. ADVERTISING

        The Company expenses advertising costs as incurred. Advertising expense was $7,418, $7,164, and $6,245, for the eleven months ended December 31, 2002 and fiscal years ended February 2, 2002, and February 3, 2001, respectively.

     I. FISCAL YEAR

        The Company has elected to change its fiscal year end to December 31 effective for the fiscal year 2002. The change in fiscal year end provided significant cash flow benefits by allowing the Company to take advantage of expanded tax net operating loss carry-back provisions allowed in the Job Creation and Worker Assistance Act of 2002. Fiscal years 2001 and 2000 followed the reporting calendar as published by the National Retail Federation and are defined as the fiscal years ended February 2, 2002, and February 3, 2001, respectively.

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

     K. RECLASSIFICATIONS

        Certain reclassifications have been made to financial data reported in prior periods in order to conform to the fiscal 2002 presentation.

     L. REVENUE RECOGNITION

        Revenue from merchandise sales is recognized when the related goods are sold directly to the consumer through the Company's retail chain of stores.

     M. FINANCIAL INSTRUMENTS

        The carrying value of cash and cash equivalents, notes and other receivables, accounts payable, and accrued expenses are considered to approximate their fair value due to their short maturity. The interest rates on debt instruments and notes receivable are considered to approximate market rates, and accordingly, their cost is reflective of fair value.

     N.  ADOPTION OF NEW ACCOUNTING STANDARDS

         In 2002, the Company early adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, (SFAS No.145). Adoption of this statement eliminated the requirement to classify gains and losses from the extinguishment of debt as an extraordinary item, net of the related income tax effect. Under SFAS No.145, the Company reclassified extraordinary losses on the extinguishment of debt to other expenses, net on the Consolidated Statements of Operations in the amount of $395 for the fiscal year ended February 2, 2002.

     O.  IMPAIRMENT OF LONG-LIVED ASSETS

         Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted expected future cash flow estimated to be generated by those assets are less than the assets' carrying amount. The Company's policy is to evaluate long-lived assets for impairment at a store level for retail operations.

     P.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company has reviewed the provisions of SFAS No. 143, and believes that upon adoption, it will not have a material impact on its financial position, results of operations or cash flow.

         In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. In contrast, under EITF No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that upon adoption of this new standard, it will not have a material impact on its financial position, results of operations or cash flow.

         In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No 148 will also require improved disclosure of comparable information on accounting methods used to value such compensation. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company has reviewed the provisions of SFAS No. 148 and believes that its adoption will not have a material impact on its financial position, results of operations or cash flow.

       The Financial Accounting Standards Board's Emerging Issues Task Force released a consensus ruling in November 2002 for application in 2003 that requires companies to classify amounts received from vendors as a reduction of product cost unless certain criteria can be met. One such requirement is that the amounts received from vendors represent a reimbursement of costs incurred by the company in selling the vendor's products. A change in the accounting for cooperative advertising arrangements could increase gross profit and increase advertising expense. It could also reduce product cost in inventory and thereby impact the timing of recognition through cost of sales. The Company does not expect that this ruling will materially impact its financial position, results of operations or cash flow.


(2) PROPERTY AND EQUIPMENT

     The major classes of property and equipment consist of the following:

                                          DECEMBER 31,   FEBRUARY 2,
                                             2002          2002
                                          -----------   -----------
Furniture & Equipment ..................    $18,451       $18,666
Leasehold improvements .................     18,949        19,761
Construction in Progress ...............        112            54
                                            -------       -------
                                             37,512        38,481
Less accumulated depreciation ..........     19,027        16,195
                                            -------       -------
                                            $18,485       $22,286
                                            =======       =======


(3) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following:

                                              December 31,  February 2,
                                                  2002         2002
                                              -----------   ----------
Accrued sales tax                                $2,553      $1,065
Accrued payroll                                   2,255       2,060
Accrued insurance                                 1,970       1,025
Costs related to sale of Wholesale Division           -       3,266
All other                                         2,477       1,499
                                                 ------      ------
    Total accrued expenses and other
      current liabilities                        $9,255      $8,915
                                                 ======      ======


(4) LONG-TERM DEBT

    The Company's long-term debt as of December 31, 2002, and February 2, 2002 consisted of the following:

                                         DECEMBER 31,  FEBRUARY 2,
                                             2002          2002
                                         -----------   -----------
Term debt..............................     $    -      $ 9,100
Less: current portion..................          -       (3,017)
                                            -------      -------
                                            $    -      $ 6,083
                                            =======      =======

     On February 3, and February 5, 2002, the Company paid off its term loans' balances of $8,100 and $1,000, respectively. In connection with the repayment of the $1,000 loan, a previously reported warrant for 2.5% of the Company's outstanding shares was extinguished. On February 11, 2002, the Company reduced the borrowing limit of its revolving credit facility from $70,000 to $30,000, and modified certain covenants. In November 2002 certain other covenants were modified. Availability on the revolving credit facility is dependent on a borrowing base calculation based primarily upon the Company's inventories. The entire facility contains restrictive covenants that require minimum EBITDA levels, maximum annual capital expenditure levels, and minimum inventory leverage ratios. The revolving credit facility also contains a "deemed waiver" which waives any covenant violations as long as the Company maintains availability in excess of $10,000 for a consecutive sixty-day period subsequent to any violation date.

    The Company was not in compliance with certain covenants as of December 31, 2002; however, due to a "deemed Waiver" provision in the Agreement which waives any covenant failure as long as the Company maintains availability in excess of $10 million for a consecutive 60-day period subsequent to any such date, the
Company is not in default under the Credit Facility.   At December 31, 2002,
the Company had availability under the formula established in the revolving credit facility of $19,380, but because of the provision referenced above net availability was $9,380. As of December 31, 2002, the Company had no borrowings under the facility.

       During the first quarter of 2002, the Company recorded a charge of $746 for the extinguishment of debt and modifications made to the revolving credit facility. During the third quarter of 2001 the Company recorded a charge of $395 for the write-off of debt issuance costs related to the Company's former credit facility. These charges are reported in other expense on the Consolidated Statements of Operations.


(5) RELATED PARTY TRANSACTIONS

     As of February 2, 2002 tax loans to certain key executives relating to stock issued in lieu of compensation reductions and to former shareholders of the Company in payment of indebtedness at the time of the Company's Initial Public Offering totaled $90. Such amounts include accrued interest of $13 at a rate of 6.6 percent. During fiscal 2002, all remaining loans were paid off in full via cash settlements.

     Prior to the sale of the Wholesale Division, the Company leased an office and warehouse facility located in Solon, Ohio, from the Aurora Road Realty Development Company, a partnership 46 percent owned by two former key executives and current members of the Board of Directors. Pursuant to the lease agreement between the parties, the Company made rent payments totaling $1,930 for fiscal years 2001 and 2000, at rental rates which approximate fair value.

     The Company's warehouse in South Plainfield, New Jersey is leased from a limited liability company which is 41% owned by two former key executives and current members of the Board of Directors. Pursuant to the lease agreement between the parties, the Company made rent payments totaling $1,795, $1,941, and $2,080, for the eleven months ended December 31, 2002 and fiscal years ended February 2, 2002, and February 3, 2001, respectively, at rental rates which approximate fair value.

     On February 11, 2002, the Company sold its Wholesale Division to a group including two former key executives and current members of the Board of Directors noted above (see note 10). As part of this transaction, the tax loans due from these executives were included in the net assets sold. The amount outstanding under these was loans was $2,038, at February 2, 2002. During the eleven months ended December 31, 2002, the Company purchased goods and services totaling $2,586 from its former Wholesale Division.






#

                             ODD JOB STORES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





(6) INCOME TAXES

     Income tax expense (benefit) attributable to income from continuing operations is as follows:

                                        FISCAL YEAR ENDED
                               ---------------------------------------
                               DECEMBER 31,   FEBRUARY 2,   FEBRUARY 3,
                                  2002          2002          2001
                               -----------   -----------   -----------
Current federal                  $(4,239)      $(2,309)      $(2,625)
State and local                        -            65           105
Deferred taxes                     9,430           498        (5,274)
                                 --------     --------       --------
  Total income tax expense
   (benefit) from continuing
   operations                    $ 5,191      $(1,746)       $(7,794)
                                 ========     ========       ========

     Total income tax expense (benefit) was recorded as follows:

                                             FISCAL YEAR ENDED
                                ---------------------------------------
                                DECEMBER 31,  FEBRUARY 2,   FEBRUARY 3,
                                   2002          2002          2001
                                -----------   -----------   -----------
Loss from continuing operations    $5,191       $(1,746)      $(7,794)
Loss from discontinued operations      -           (711)         (540)
                                   ------        --------     ---------
  Total income tax expense
    (benefit)                      $5,191        $(2,457)      $(8,334)
                                   ======        ========      ========

     A reconciliation of the federal statutory rate to the Company's effective tax rate for continuing operations is as follows:

                                            FISCAL YEAR ENDED
                                ---------------------------------------
                                DECEMBER 31,  FEBRUARY 2,   FEBRUARY 3,
                                   2002          2002          2001
                                -----------   -----------   -----------
Federal statutory rate              (35.0)%      (35.0)%       (35.0)%
State and local taxes,
  net of federal benefit                -         (4.0)%        (4.7)%
Other                                   -            -           0.7 %
Deferred tax valuation allowance     93.5%           -             -
                                   -------       -------      -------
Total income tax
    expense (benefit)                58.5%       (39.0)%      (39.0)%
                                   =======       =======      =======

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:





#

                             ODD JOB STORES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                            DECEMBER 31,   FEBRUARY 2,
                                               2002          2002
                                           -----------   -----------
Current deferred tax assets
  Inventory capitalization and reserve       $ 1,184        $ 2,065
  Accrued expenses                               248          3,515
  Other                                          466             32
                                              ------        -------
      Total current deferred tax assets        1,898          5,612
                                              ------        -------
Noncurrent deferred tax assets
  Equipment, furniture, and leasehold
    improvements basis differences             2,360          1,461
  Accrued lease obligations                    1,007          2,034
  Net operating loss carryforward-state        3,453          1,553
  Federal tax credit carryforwards               997              -
  Goodwill                                     1,766
  Other                                          396              -
                                              ------        -------
     Total noncurrent deferred tax assets      9,879          5,048
                                              ------        -------
     Total gross deferred tax assets          11,777         10,660

Noncurrent deferred tax liabilities
  Goodwill                                         -         (1,230)

Deferred tax asset valuation allowance       (11,777)            -
                                            --------        -------
     Net deferred tax asset                 $    -          $ 9,430
                                            ========        =======

          At December 31, 2002, state net operating losses will be carried forward to offset state taxable income in future years. The loss carryforward period varies by state, but will expire in a range of six to 21 years.

          A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefit will not be realized. Due to its recent operating losses, the Company believes it is more likely than not that these deferred tax assets will not be utilized in the future, and therefore recorded the valuation allowance of $11,777 at December 31, 2002, of which $9,430 relates to deferred tax assets existing at the beginning of the year. No valuation allowance was established as of February 2, 2002.


(7) COMMITMENTS AND CONTINGENCIES

     A. LEASES

        The Company is obligated for office, warehouse and retail space under operating lease arrangements which expire at various dates through fiscal 2022. Some of these leases are subject to certain escalation clauses based on real estate taxes and other occupancy expense, and several leases provide for additional rent based on a percentage of sales. The Company amortizes its lease obligations using the straight lined method over the life of the lease. The unamortized lease balances are reported as other non-current liabilities on its Consolidated Balance Sheets.

        At December 31, 2002, minimum annual rental commitments under noncancellable leases for the Company are as follows, for the fiscal years ending:

2003........................................................   $15,996
2004........................................................    15,347
2005........................................................    14,328
2006........................................................    13,174
2007........................................................    10,923
2008 and thereafter.........................................    18,608
                                                               -------
                                                               $88,376
                                                               =======

        Rent expense for all leases for the eleven months ended December
31, 2002, and the fiscal years ended February 2, 2002, and February 3, 2001, was $17,166, $18,471, and $20,467, respectively. These amounts include contingent rentals of $132, $135, and $234, respectively.

     B. LETTERS OF CREDIT

        At December 31, 2002, and February 2, 2002, the Company had outstanding letters of credit issued primarily for import purchases from various parties, aggregating $3,886 and $2,802, respectively.

     C. CONTINGENT CONSIDERATION

        In connection with prior store acquisitions, the Company was obligated to make additional payments annually to a maximum of $675 and $275, based on the achievement of store's profits, as defined. This arrangement expired on December 31, 2002 with no amounts having been paid under these agreements.

     D. LITIGATION

        The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company believes that the amount of any ultimate liability with respect to all actions will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.


(8) RETIREMENT AND SAVINGS PLAN

     The Company maintains separate defined contribution plans under Section 401(k) of the Internal Revenue Code, for its non-union and union employees who meet certain age and service requirements. In early fiscal 1998, the Company amended its Section 401(k) plan covering non-union employees. The Company's contribution for the non-union plan is equal to 25 percent of employee contributions up to three percent of employee compensation, with the Company's contributions vesting ratably over five years. Contributions to these plans by the Company were $51, $67, and $69 for the eleven months ended
December 31, 2002 and fiscal years ended February 2, 2002, and February 3, 2001, respectively.

(9) COMPENSATORY PLANS

       The Mazel Stores, Inc. 1996 Stock Option Plan ("Stock Option Plan"), as amended, provides for issuance of 2,500,000 stock options ("Options") to acquire the common stock of the Company. Pursuant to the provisions of the Stock Option Plan, employees of the Company may be granted options, including both incentive stock options and nonqualified stock options ("NQSO"). Consultants may receive only NQSO under the Stock Option Plan. Non-employee directors automatically receive, upon the date they first become Directors, a grant of Options to purchase 15,000 shares of common stock of the Company. The purchase price of a share of common stock pursuant to an Option shall not be
less than the fair market value at the grant date.   The Options typically vest
in five equal installments of 20 percent of the grant, and have a term of 10 years.

       The Company applies the intrinsic value method to account for stock based compensation. Accordingly, no compensation expense has been recognized. The following table provides net income and net income per share reduced to the pro forma amounts calculating compensation expense consistent with the fair value method.

                            December 31,     February 2,     February 3,
                              2002              2002            2001
                            ------------     -----------     -----------
Net loss
   As reported               $ (23,504)       $ (3,843)      $ (13,034)
   Pro forma                   (24,708)         (4,122)        (13,279)
Net loss per diluted share
   As reported                   (2.60)          (0.42)          (1.43)
   Pro forma                     (2.73)          (0.45)          (1.45)

       The fair value of each Option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the eleven months ended December 31, 2002 and fiscal years ended February 2, 2002, and February 3, 2001.

                               December 31,     February 2,     February 3,
                                 2002              2002            2001
                               ------------     -----------     -----------
Expected life of option          7.7 yrs         7.7 yrs         7.7 yrs
Risk-free interest rate             4.8%             5.0%            5.1%
Expected volatility of stock         71%             100%             75%
Expected dividend yield on stock      0%               0%              0%

The above results may not be representative of the effect of the fair value method of net income on future years.

The following is a summary of option activity for the eleven months ended December 31, 2002 and fiscal years ended February 2, 2002, and February 3, 2001, and the related weighted average exercise price:

                             December 31,          February 2,            February 2,
                                2002                  2002                   2001
                          -------------------- -------------------   -------------------
                                     Weighted             Weighted              Weighted
                                       Avg.                 Avg.                  Avg.
                                     Exercise             Exercise              Exercise
                           Shares      Price    Shares      Price      Shares     Price
                          ---------  --------  ---------  --------   ---------- --------
Outstanding at the
beginning of the
fiscal year               1,827,550  $ 7.71    1,608,005   $11.12    1,1157,780   $14.30
Granted at market           438,700    3.38      655,000     2.66       550,100     4.94
Exercised                  (170,812)   3.09          -        -             -        -
Expired or forfeited       (575,538)  12.13     (435,455)   10.53       (99,875)   13.70
                          ---------   -----    ----------  ------    -----------  ------
Outstanding at the
end of the fiscal
year                      1,519,900   $5.30    1,827,550   $ 7.71     1,608,005   $11.12
                          =========   =====    =========   ======     =========   ======

                               December 31,          February 2,       February 2,
                                  2002                  2002               2001
                              -------------         ------------       -----------
Options available for
grant at the end of the
fiscal year                       980,100                   -                 -

Weighted average fair
value of options granted
during the year                     $2.75               $2.40             $1.30




#

                             ODD JOB STORES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                            Options Outstanding              Options Exercisable
                       ----------------------------------   ---------------------
                                    Weighted    Weighted                 Weighted
Year     Range of      Number of      Avg.        Avg.      Number of     Avg.
of       Exercise      Options      Remaining   Exercise    Options      Exercise
Grant    Prices        Outstanding    Life       Price      Exercisable   Price
1996     $16.00          118,500      3.91       $16.00      118,500     $16.00
1997     $14.00-21.25     28,000      4.70        17.15       28,000      17.15
1998     $10.00-17.25     84,550      5.47        12.96       67,640      12.96
1999      $9.00-9.63     131,900      6.47         9.08       79,140       9.08
2000      $2.50-9.25     118,250      7.77         3.10       68,850       2.91
2001      $1.67-4.50     665,000      8.42         2.66      133,000       2.66
2002      $2.19-3.50     373,700      9.22         3.36           -           -
                       ----------   ------       ------      -------     ------
                       1,519,900      6.54       $ 5.30      495,130      $9.14
                       ==========   ======       ======      =======     ======


(10) DISCONTINUED OPERATIONS

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

        MZ has paid the Company $26,218 for the purchase of the assets of the Wholesale Division, based on the agreed net value of the assets of the Division. Additional $300 of balance sheet adjustments are being disputed, however the parties expect to resolve this matter through arbitration.

     As a result of the sale, the Company recorded an after-tax loss $3,665, or $0.40 per diluted share, and reflected this business as a discontinued operation in fiscal year 2001. The loss on the sale included closing costs related to the transaction such as severance costs, professional fees, and the write-down of long-lived assets, as well as a provision for the operating loss of the discontinued business from February 3, 2002 through February 11, 2002 (the disposal date). At February 2, 2002, $3,266 was included in accrued expenses and other current liabilities related to closing costs on the disposal of the Wholesale Division. The Consolidated Financial Statements and related notes for the period ended February 3, 2001 have been reclassified, where applicable, to reflect the Wholesale Division as a discontinued operation. Operating results of discontinued operations (after elimination of intercompany transactions) for fiscal years 2001 and 2000 were as follows:

                                              FEBRUARY 2,   FEBRUARY 3,
                                                  2002          2001
                                              -----------   -----------
Net Sales                                       $72,343       $88,812
Cost of Sales                                    52,932        64,677
Selling, General and Administrative              14,286        15,687
Special Charge                                        -         8,403
Interest Expense                                    938         1,248
                                                -------       -------
Income (loss) before income taxes                 4,187        (1,383)
Income tax expense (benefit)                      1,633          (540)
                                                -------       -------
Income (loss) from discontinued
  Wholesale Division                              2,554          (843)
Loss on disposal of discontinued
  Wholesale Division                             (3,665)            -
                                                 -------       -------
Loss from discontinued operations               $(1,111)      $  (843)
                                                ========      ========
Net loss per basic and diluted
  share from discontinued operations            $ (0.12)      $ (0.09)
                                                ========      ========

     The net assets of the Wholesale Division as of February 2, 2002, were as follows:

                                                        FEBRUARY 2,
                                                           2002
                                                        -----------
Assets
  Trade receivables, net                                  $ 7,944
  Inventories, net                                         21,138
  Prepaid expenses                                            506
  Property and equipment                                      538
  Notes and other receivables                               1,970
  Other assets                                                617
                                                          -------
     Total assets                                         $32,713
                                                          -------
Liabilities
  Accounts payable                                        $ 5,093
  Accrued expenses                                          1,402
                                                          -------
     Total liabilities                                      6,495
                                                          -------
Net assets of discontinued operations                     $26,218
                                                          =======



#

                             ODD JOB STORES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





(11) INVESTMENT IN VCM, LTD.

       In 1997, the Company commenced the operation of VCM, Ltd. ("VCM"), a 50 percent owned joint venture with the Value City Department Stores chain ("VCDS"). In addition to its 50 percent equity share of VCM's net profit or loss, the Company received a management fee equal to three percent of net sales. On February 2, 2002, the parties reached an agreement to terminate the joint venture.

       Under the terms of the termination agreement, VCDS paid the Company $8,375 in consideration of the termination of it's 50 percent ownership rights in the joint venture. The Company also recorded a $650 loss during the fourth quarter of fiscal year 2001 as a result of this termination. The Company's 50% share of VCM's net loss totaled $398 and $240, and the associated management fee revenue, within selling, general and administrative costs, totaled $4,085, and $4,206, for fiscal years 2001 and 2000, respectively.


(12) EARNINGS PER SHARE

     Basic earnings per common share are computed using net income available to common shareholders divided by the weighted average number of common shares outstanding. For computation of diluted earnings per share, the weighted average number of common shares outstanding is increased to give effect to stock options considered to be common stock equivalents. The following table shows the amounts used in computing earnings per share for the eleven months ended December 31, 2002 and fiscal years ended February 2, 2002, and February 3, 2001:

                                DECEMBER 31,  FEBRUARY 2,   FEBRUARY 3,
                                   2002          2002          2001
                                -----------   -----------   -----------
Numerator:
  Net loss available
    to common shareholders       $  (23,504)    $  (3,843)   $ (13,034)

Denominator:
  Basic weighted average
   Shares                         9,043,900     9,121,000    9,141,800
  Effect of dilutive stock
   options                                -             -            -
                                 ----------    ----------   ----------
Diluted weighted
 average shares                   9,043,900     9,121,000    9,141,800
                                 ==========    ==========   ==========
  Basic net income (loss)
    per share                    $   (2.60)     $  (0.42)    $   (1.43)
                                 ==========    ==========    ==========
  Diluted net income (loss)
    per share                    $   (2.60)    $   (0.42)    $   (1.43)
                                 ==========    ==========    ==========

     The effect of incremental shares from stock options (see note 9) of 10,000, 16,400, and 21,700 at December 31, 2002, February 2, 2002, and February
3, 2001, respectively, have been excluded from diluted weighted average shares, as the net loss for the related periods would cause the incremental shares to be antidilutive.


(13) SPECIAL CHARGE

     In fiscal year 2000, the Company's Board of Directors adopted a strategic plan to focus the operations of the Company on increasing its return on invested assets. The Company identified the increase of inventory turns as a key facet of that initiative and to that end has realigned its targeted inventory by department to include new categories and to discontinue other categories or groups of items that do not meet its productivity standards in both the retail and wholesale operation. As a result, the Company recorded a special pre-tax charge totaling $5,446 ($3,322 after tax, or $0.36 per share). Of the charge, $4,550 related to inventory realignment and was recorded to cost of sales, and $996 related to lease terminations and the write-down of other assets was recorded to selling, general and administrative expense. An additional charge of $8,403 for inventory realignment charges, the write-off of bad debts, and professional fees incurred was recorded by the wholesale segment disposed of on February 11, 2002 (see note 10). As of December 31, 2002 all amounts related to these special charges have been paid.


(14) UNAUDITED QUARTERLY FINANCIAL DATA

     The following table represents certain unaudited financial information for the periods indicated:




#

                             ODD JOB STORES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                   FIRST    SECOND     THIRD    FOURTH(1)
                                  QUARTER   QUARTER   QUARTER   QUARTER
                                  -------   -------   -------   -------
Eleven Months Ended
 December 31, 2002

  Net sales                      $ 54,702   $57,198   $57,040  $64,850
                                  -------   -------   -------  --------
  Gross profit                   $ 21,631   $22,403   $21,898  $22,110
                                  -------   -------   -------  --------
  Loss from continuing operations
   before change in accounting
   principle                       (2,497)   (1,294)   (2,049)  (8,217)

  Change in accounting principle   (9,447)       -         -        -
                                 --------   -------   -------  --------
  Net loss                       $(11,944)  $(1,294)  $(2,049) $(8,217)
                                 ========   =======   =======  ========
Net loss per share - basic and diluted:

     Continuing Operations       $ (0.29)   $ (0.14)  $ (0.22) $ (0.91)
     Change in accounting
      principle                    (1.04)        -         -        -
                                 -------    -------   -------  --------
     Net loss                    $ (1.33)   $ (0.14)  $ (0.22) $ (0.91)
                                 =======    =======   =======  ========

Year Ended February 2, 2002 (2)

  Net sales                      $54,915    $60,135   $57,394  $85,705
                                 -------    -------   -------  -------
  Gross profit                   $20,865    $22,590   $22,799  $33,680
                                 -------    -------   -------  -------
  Income (loss) from continuing
     operations                   (2,670)    (2,181)   (2,804)   4,923
  Income (loss) from discontinued
     operations                    1,068        503     1,040   (3,722)
                                 -------    -------   -------  --------
  Net income (loss)              $(1,602)   $(1,678)  $(1,764) $ 1,201
                                 =======    =======   =======  ========
Net income (loss) per share -- basic and diluted:

     Continuing Operations.....  $ (0.29)  $ (0.24)  $ (0.31)  $  0.54
     Discontinued Operations...     0.12      0.05      0.11     (0.41)
                                 -------   -------   -------   -------
     Net income (loss).........  $ (0.17)  $ (0.19)  $ (0.20)  $  0.13
                                 =======   =======   =======   =======

(1) The fourth quarter of fiscal year 2002 is an approximate two-month period.

(2) Income (loss) from continuing operations has been restated for the adoption of SFAS No. 145. See note 1-N. for details to this adoption.




#

                             ODD JOB STORES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          (DOLLARS IN THOUSANDS)


                    Balance at       Charge to      Charge to                Balance at
                    Beginning of     Costs and        Other                    End of
Description           Period         Expense        Accounts     Deductions    Period
------------------  ------------     ---------      ---------    ----------  ----------
Inventory Reserve
    Fiscal 2002       $1,165         $    -         $    -       $   219     $   946
    Fiscal 2001        4,310              -              -         3,145       1,165
    Fiscal 2000          510          3,800              -             -       4,310



#

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2003.

                                          ODD JOB STORES, INC.

                                          By: /s/ STEVE FURNER
                                             -----------------------
                                              Steve Furner
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 25, 2003.

          SIGNATURES
          ----------

 /s/ STEVE FURNER                   Chief Executive Officer
--------------------------          and Director
 Steve Furner

 /s/ EDWARD CORNELL                 Chief Financial Officer
-------------------------
 Edward Cornell


         DIRECTORS
         ---------

 /s/ CHARLES BILEZIKIAN                 /s/ ROBERT HORNE
---------------------------------     --------------------------------
 Charles Bilezikian                     Robert Horne

 /s/ JACOB KOVAL                        /s/ MARK MILLER
---------------------------------     ---------------------------------
 Jacob Koval                            Mark Miller

 /s/ NED L. SHERWOOD                    /s/ REUVEN DESSLER
---------------------------------      --------------------------------
 Ned L. Sherwood                        Reuven Dessler

 /s/ JOSEPH NUSIM                       /s/ PHILIP CARTER
---------------------------------     ---------------------------------
 Joseph Nusim                            Philip Carter


#

               CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
                     PURSUANT TO15 U.S.C. 78M(A) OR 78O(D)
                (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


I, Steve Furner, Chief Executive Officer certify that:


(1) I have reviewed this annual report on Form 10-K of Odd Job Stores, Inc.;


(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and


       c. Presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and


       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003                   By: /s/ Steve Furner
                                           -----------------------
                                           Steve Furner,
                                           Chief Executive Officer
#

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                (SECTION 906 OF THE SATBANES-OXLEY ACT OF 2002)

I, Steve Furner, the Chief Executive Officer of Odd Job Stores, Inc. (the "Company"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the eleven months ended December 31, 2002 of the Company (the "Report"):

       (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  March 25, 2003              By: /s/Steve Furner
                                      -----------------------
                                       Steve Furner,
                                       Chief Executive Officer

#

               CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
                     PURSUANT TO15 U.S.C. 78M(A) OR 78O(D)
                (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


I, Edward Cornell, Chief Financial Officer certify that:


(1) I have reviewed this annual report on Form 10-K of Odd Job Stores, Inc.;


(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and


       c. Presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


       a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and


       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003                    By: /s/ Edward Cornell
                                            ------------------------------
                                              Edward Cornell
                                              Executive Vice President and
                                              Chief Financial Officer
#

                 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

I, Edward Cornell, the Chief Financial Officer of Odd Job Stores, Inc. (the "Company"), certify that to the best of my knowledge, based upon a review of the Annual Report on Form 10-K for the eleven months ended December 31, 2002 of the Company (the "Report"):

          (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  March 25, 2003                     By: /s/ Edward Cornell
                                             -----------------------------
                                              Edward Cornell
                                              Executive Vice President and
                                              Chief Financial Officer

#

                                 EXHIBIT INDEX
EXHIBIT
 NUMBER                       DESCRIPTION OF DOCUMENT
 -------                      -----------------------
   2.1 Asset Purchase Agreement between Registrant, as seller, and MZ Wholesale Acquisition, LLC, dated February 11, 2002**
   3.1      Amended and Restated Articles of Incorporation*
   3.2      Amendment to Amended and Restated Articles of Incorporation
   3.3      Amended and Restated Code of Regulations*
   4.1 Amended and Restated Loan and Security Agreement dated February 11, 2002 by and among the Registrant and subsidiaries and IBJ Whitehall Business Credit Corp., as Administrative Agent for lenders.**
   4.2      Third Amendment to Amended and Restated Loan and Security
             Agreement###
  10.1 Employment Agreement dated May 7, 2001 between Registrant and Peter J. Hayes.***
  10.2      Operating Agreement of MZ Put JV, LLC, dated February 11,
            2002.**
  10.3 Standstill Agreement dated February 11, 2002, by and among Reuven Dessler, Jacob Koval, Jay Schottenstein, ZS Fund L.P. and Registrant.**
  1.1 Settlement and Termination Agreement, dated February 2, 2002 between Odd Job Trading Corp. and GB Retailers, Inc. (An affiliate of Value City Department Stores).****
  10.5      Employment Letter dated October 31, 2001 for Edward
            Cornell.#
  10.6      South Plainfield, New Jersey Facility Lease.*****
  10.7      1996 Stock Option Plan, as amended
  10.8      Agreement, dated May 3, 2002 between Registrant and Jerry
            Sommers#
  10.9      Agreement, dated June 10, 2002 between Registrant and
            Brady Churches##
  10.10     Interim Services Agreement, as amended between MZ Wholesale and Registrant
  21.0      List of Subsidiaries
  23.0      Consent of Independent Auditors
  24.1      Powers of Attorney
---------------
* Incorporated by reference to exhibit included in the Registrant's Registration Statement on Form S-1 (File #333-11739) as amended.

**    Incorporated by reference to an exhibit included in the Current
       Report on Form 8-K dated February 11, 2002.

***   Incorporated by reference to an exhibit included in the Quarterly
       Report on Form 10-Q for the quarter ended May 5, 2001.

**** Incorporated by reference to an exhibit included in the Current Report on Form 8-K dated February 2, 2002.

***** Incorporated by reference to an exhibit included in the Annual
       Report on Form 10-K for the fiscal year ended January 30, 1999.

#     Incorporated by reference to an exhibit included in the Annual Report on
       From 10-K for the fiscal year ended February 2, 2002

##    Incorporated by reference to an exhibit included in the Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2002

###   Incorporated by reference to an exhibit included in the Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002
#