Form 10-K/A
period 2002-12-31
ODD JOB STORES INC
filed 2003-04-30
CIK 1022536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K/A

(Mark One)
    [ ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                                        OR

    [X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM February 3, 2002 TO December 31, 2002

                          COMMISSION FILE NO. 0-21597

                              ODD JOB STORES, INC.
                              --------------------
            (Exact name of Registrant as specified in its charter)

              OHIO                                      34-1830097
    ------------------------------                  -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification No.)

             200 HELEN STREET
           SOUTH PLAINFIELD, NJ                            07080
---------------------------------------                  ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ___ No X

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $7.4 million at March 21, 2003. The number of common shares outstanding at April 29, 2003 was 9,060,695.

                      DOCUMENTS INCORPORATED BY REFERENCE

       None

                           EXPLANATION OF AMENDMENT

       The amended filing is a result of a delay in the Registrant's Proxy Statement, portions of which were to be incorporated by reference. Part III of the Company's Annual Report on Form 10-K is hereby amended to contain all required disclosures. Additional exhibits 4.3, 10.11 and
10.12 are also contained in this Form 10-K/A.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

       The following table sets forth certain information regarding the Directors and executive officers of the Company as of March 19, 2003.

     NAME                     AGE           CURRENT POSITION
     ----                     ---           ----------------
Steve Furner                   55    Chief Executive Officer
Edward Cornell                 54    Executive Vice President and Chief
                                     Financial Officer
Charles Bilezikian             66    Director
Philip Carter                  54    Director
Reuven D. Dessler              55    Director
Robert Horne                   44    Director
Jacob Koval                    55    Director
Mark Miller                    50    Director
Joseph Nusim                   69    Director
William A. Shenk               60    Director
Ned L. Sherwood                53    Director

       Steve Furner has served as a member of the Company's Board of Directors since June 2002. In March 2003, Mr. Furner was named Chief Executive Officer of the Company after holding the position on an interim basis since December 2002. Since 1998, Mr. Furner has been Vice President of Alliance Consulting, specializing in strategic initiatives and operating programs for retail companies. From 1977 to 1998 he served as President and Chief Operating Officer of Wal-Mart Argentina.

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

       William A. Shenk has been a private investor for over five years. Prior thereto, Mr. Shenk served as an attorney in Columbus, and previously as Vice President and General Counsel for Consolidated Stores. He has served as a Director since January 2001.

       Ned L. Sherwood has been a principal and President of ZS Fund L.P. for more than five years. Mr. Sherwood is currently a member of the Board of Directors of Kaye Group, Inc. He has served as a Director since November 1996.

       SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Act of 1934 requires the Company's Directors, executive officers and persons who own 10% or more of the Company's Common Shares to file reports of ownership and changes of ownership with the Securities and Exchange Commission and the Company. Based upon a review of these filings and written representations from such individuals, the Company understands that all such filers have adhered to all applicable filing requirements.



ITEM 11. EXECUTIVE COMPENSATION

                       EXECUTIVE OFFICERS' COMPENSATION

       The following table sets forth certain information with respect to the compensation earned during the eleven months' fiscal year ended December 31, 2002 and the fiscal years ended, February 2, 2002 and February 3, 2001, respectively, by the Chief Executive Officer and certain other named executive officers of the Company.

                          SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION
NAME AND                          -------------------
PRINCIPAL               FISCAL                     OPTION     ALL OTHER
POSITION                 YEAR    SALARY    BONUS   AWARDS   COMPENSATION
------------------      ------- --------  -------  -------  ------------
Steve Furner              2002  $    --   $    --  $   --    $ 45,500(1)
Interim
Chief Executive Officer

Edward Cornell            2002   252,083       --      --       3,912
Executive Vice President  2001   191,154    41,250  100,000       --
Chief Financial Officer

Peter Hayes               2002   489,850      --       --       2,393
Former Chief Executive    2001   412,500   150,000  500,000     1,263
Officer

Brady Churches            2002    27,269       --      --     500,000(2)
Former President          2001   550,557       --      --       7,661
                          2000   441,252       --    22,000     1,703

Jerry Sommers             2002    91,391(2)    --       --    728,346(2)
Former Executive Vice     2001   399,398       --       --      2,108
President - Retail        2000   327,950       --    23,000       904

(1) Includes compensation for consulting fees paid to Alliance
    Consulting Inc. and fees paid as Director compensation.

(2) Includes severance payments described below.

       Steven Furner entered into an at-will employment agreement, as Chief Executive Officer, with the Company effective March 17, 2003 providing him an annual base salary of $500,000. Mr. Furner is entitled to receive an annual bonus of up to $250,000 per year, subject to the Company achieving predetermined annual performance targets. Mr. Furner is also entitled to receive $300,000 additional compensation in the event of a "change of control" event as defined in the employment agreement. In the event of his termination of employment, Mr. Furner is precluded from working for the Company's competitors for a period of twelve months. Prior to entering into his employment agreement, Mr. Furner served as interim Chief Executive Officer, and compensation with paid to his consulting company.

       The Company has entered into an agreement with Mr. Cornell, its Chief Financial Officer, that provides for payment of six months severance in the event of a "change in control" or, in connection with the consolidation of management and administrative functions and he is not offered a position similar to his current position.

                      STOCK OPTION GRANTS IN FISCAL 2002

       The Company granted no stock options to its executive officers during the eleven months ended December 31, 2002; however options for 15,000 Common Shares were granted to Messrs. Carter, Furner and Nusim when they joined the Board of Directors during 2002.


                AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND
                         FISCAL YEAR-END OPTION VALUES

       The following table summarizes the fiscal year-end value of unexercised options for each of the executive officers identified in the Summary Compensation Table. No options were exercised by any executive officer in fiscal 2002.


                     VALUE OF UNEXERCISABLE     NUMBER OF SECURITIES
                     UNDERLYING UNEXERCISED         IN-THE-MONEY
                          OPTIONS AT                 OPTION AT
                       DECEMBER 31, 2002 (#)   DECEMBER 31, 2002 ($)(1)
                   -------------------------  -------------------------
NAME               EXERCISABLE UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
----               ----------- -------------  ----------- -------------
Steve Furner             --         15,000      $    0        $    0
Peter Hayes          100,000       400,000           0             0
Edward Cornell        20,000        80,000       2,300         9,200
Brady Churches           --            --            0             0
Jerry Sommers            --            --            0             0

---------------
(1) The closing price of Odd Job Stores, Inc. Common Shares on December 31, 2002, was $1.90.

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

CHANGE IN CONTROL AND SEVERANCE ARRANGEMENTS

       Under Peter J. Hayes' employment agreement, dated May 7, 2001, he was entitled to receive one year's salary, $559,350.48, upon his termination of employment in December 2002. Payment was made in January 2003 and, accordingly, the payment is not included in the Compensation Table shown above.

       The Company and Brady Churches, former President of Mazel Stores, Inc., entered into a severance agreement dated June 10, 2002 (the "Agreement"), terminating his February 2000 employment agreement. Under the Agreement, Mr. Churches received a cash payment of $500,000. The parties executed mutual releases and Mr. Churches' non-competition restriction has expired.

       The Company and Jerry D. Sommers, former Executive Vice President - Retail, entered into a severance agreement dated May 3, 2002 (the "Agreement"), terminating his February 2000 employment agreement. Under the Agreement, Mr. Sommers received a cash payment of $728,000, and effected a sale to the Company of 100,000 shares of Common Stock at $3.50 per share. The parties executed mutual releases and, in general, Mr. Sommer's noncompetition restriction has expired.

       The Company has change of control agreements with 25 management and administrative personnel, including all executive officers other than Mr. Furner (whose change of control severance is provided in his employment agreement), that provide severance payments to each such person ranging from three (3) to nine (9) months' salary in the event within the two years ending March 31, 2005, their employment is terminated without "cause" or for "good reason" (each as defined in the agreement).

BOARD COMPENSATION COMMITTEE REPORT OF EXECUTIVE COMPENSATION

       The Compensation Committee of the Board of Directors is generally responsible for determining the nature and amount of compensation for executive officers. The Compensation Committee met twice during the eleven months ended December 31, 2002.

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

       Base Salary: The salary for Mr. Hayes was negotiated at the time of his hire in 2001 and included in his contract, giving consideration to the salaries of chief executive officers of other similar size retailers. The 2003 salary for Mr. Furner was similarly negotiated at arms-length. The salaries for the other executive officers were determined by the Compensation Committee also giving consideration to salaries of officers at other retailers.

       Annual Bonus: The Company had established a management incentive plan that based its executives' annual bonuses on specified profit growth and performance goals. The corporate target goals for fiscal 2002 were not met, therefore the Compensation Committee elected not to pay executive bonuses for the year. The 2003 bonus program is again based on a corporate target, but contains elements that would pay a portion of the bonus based solely on achievement of individual goals.

       Stock-Related Compensation: The Compensation Committee believes that equity-based compensation ensures that the Company's executives have a continuing stake in the long-term success of the Company. Stock option awards contain vesting provisions that ensure the executives have a financial incentive to remain with the Company during the vesting period and beyond. In determining the size of option awards, the Committee looks at several measurements, including the value of options awarded to individuals in comparable position in peer group companies, individual and Company performance against plan, the number of shares and options currently held by the officer and the relative proportion of long-term incentives within the total compensation mix.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain current information with respect to the beneficial ownership of the Common Shares as of the Record Date with respect to Directors and officers of the Company and 5% or greater shareholders. Unless otherwise indicated below, the persons named below have the sole voting and investment power with respect to the number of shares set forth opposite their names. Of the Common Shares listed below, only the Common Shares owned by Messrs, Furner and Cornell are Interested Shares and are excluded from Second Majority Approval Vote. All information with respect to beneficial ownership has been furnished by the respective Director, officer or 5% or greater shareholder, as the case may be.

NAME AND, WHERE NECESSARY,                NUMBER OF SHARES
ADDRESSES OF BENEFICIAL OWNERS           BENEFICIALLY OWNED  PERCENTAGE
------------------------------           ------------------  ----------
ZS Fund L.P.
54 Morris Lane, Scarsdale, NY 10583          2,731,783(1)       30.1

Ned L. Sherwood
54 Morris Lane, Scarsdale, NY 10583          2,746,783(2)       30.3

Robert Horne
54 Morris Lane, Scarsdale, NY 10583          2,746,783(2)       30.3

Mazel/D & K, Inc.
31000 Aurora Road, Solon, OH 44139           2,058,105(3)       22.7

Reuven D. Dessler
31000 Aurora Road, Solon, OH 44139           1,560,755(4)       17.2

Jacob Koval
31000 Aurora Road, Solon, OH 44139             800,697(5)        8.8

Dimensional Fund Advisors, Inc.
1299 Ocean Avenue, Santa Monica, CA 90401      691,300(6)        7.6

William Shenk
464 Prospect Street, La Jolla, CA 92037        637,000(7)        7.0

Westport Asset Management
253 Riverside Avenue, Westport, CT 06880       617,090(6)        6.8

Steve Furner                                        --            **

Philip Carter                                       --            **

Charles Bilezikian                              32,000(8)         **

Edward Cornell                                  23,000(9)         **

Mark Miller                                      9,000(10)        **

Joseph Nusim                                     3,000(11)        **

All Current Directors and Executive
Officers of the Company (11 Persons)         5,824,933(12)       63.7%

--------------
** Less than 1 percent

(1) The shares beneficially owned by ZS Fund L.P. include 1,978,530 shares held by ZS Mazel L.P., 450,698 shares held by ZS Mazel II L.P., and 302,555 shares held by ZS Mazel, Inc. Messrs. Horne and Sherwood are officers of ZS Fund L.P.

(2) Includes the share beneficially owned by ZS Fund L.P. as officers and/or equity owners of the entities holding such shares. Messrs. Sherwood and Horne have voting power with respect to such shares, except to the extent of their equity interests in the entities holding. Also includes 15,000 shares each subject to options currently exercisable or exercisable within 60 days hereof.

(3) Mazel/D&K, Inc. is a corporation owned by Messrs. Dessler and Koval and members of their families. Messrs. Dessler and Koval are the directors and officers of Mazel/D&K, Inc.

(4) Includes 1,372,304 shares owned by Mazel/D&K, Inc. for the benefit of Mr. Dessler and family members.

(5) Includes 685,801 shares owned by Mazel/D&K, Inc. for the benefit of Mr. Koval and family members.

(6) Based on 13G's filed with the SEC in February 2003.

(7) Includes 6,000 shares subject to options currently exercisable or exercisable within 60 days hereof. National City Corp. is the shareholder of record of Mr. Shenk's shares.

(8) Includes 15,000 shares subject to options currently exercisable or exercisable within 60 days hereof.

(9) Includes 20,000 shares subject to options currently exercisable or exercisable within 60 days hereof.

(10) Includes 9,000 shares subject to options currently exercisable or exercisable within 60 days hereof.

(11) Includes 3,000 shares subject to options currently exercisable or exercisable within 60 days hereof.

(12) Includes 73,000 shares subject to options currently exercisable or exercisable within 60 days hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On February 11, 2002, the Company sold to MZ Wholesale Acquisition, LLC d/b/a Mazel Company ("MZ Wholesale"), an enterprise involving Reuven Dessler, former Chairman and Chief Executive Officer, and Jacob Koval, former Executive Vice President, of the Company, the assets of its Wholesale Division and certain other assets, including the notes receivable from Messrs. Dessler and Koval valued (together with accrued interest at fiscal 2001 fiscal year end) at $1,147,136 and $808,586, respectively. Under the sale agreement, Company received cash payments to date totaling $26,218,000 based on the book value of the acquired assets and assumed liabilities. There are approximately $300,000 in closing date balance sheet adjustments in dispute, which the parties expect to resolve through arbitration in accordance with the provisions of the sales agreement. Under the terms of the sale agreement, the Company has agreed not to compete in the wholesale sale of closeout merchandise, subject to certain limitations, for a period expiring on the earlier of (i) the three-year anniversary of the sale or (ii) the sale of a majority of the Company's stock or assets to a third-party (the "Restricted Period"). In the event the Company purchases closeout merchandise in quantities exceeding those required by its retail operations, during the Restricted Period, it has the right to put up to $3.5 million of such merchandise annually to a joint venture (equally owned by MZ Wholesale and Company and managed by MZ Wholesale). The put option was not utilized in 2002. Under the sale agreement, Company has assigned the "Mazel" name to MZ Wholesale, but may continue the use of the name on its retail stores for up to five (5) years. Messrs. Dessler, Koval and Jay L. Schottenstein ("MZ Related Parties") and ZS Fund LP., the Company's largest beneficial shareholder, have entered into a Standstill Agreement pursuant to which: (i) the MZ Related Parties have agreed not to purchase additional shares of Common Stock that would cause their aggregate ownership to exceed thirty-three percent (33%) of the outstanding shares of Company without the consent of ZS Fund and a majority of the disinterested directors of Company; and (ii) ZS Fund has agreed not to purchase additional shares of Common Stock that would cause its aggregate ownership to exceed thirty-six percent (36%) of the Company's outstanding shares without the consent of MZ Wholesale's affiliates and a majority of the disinterested directors of Company. The parties entered into an interim services agreement with respect to certain transitional services, shared personnel and facilities which runs through August 2003. During fiscal 2002, the Company paid $114,000 under this agreement. Finally, as part of the sale, the Company and Messrs. Dessler and Koval each of who remains a director of the Company, executed mutual releases resolving various compensator and other claims of the parties.


       During fiscal 2002, the Company purchased approximately $4,241,000 in merchandise from MZ Wholesale Acquisition LLC.


       The Company's warehouse in South Plainfield, New Jersey is leased from a limited liability company in which Messrs. Dessler and Koval own approximately 34% and 10% membership interests, respectively. Neither Mr. Dessler nor Mr. Koval is involved in the management of the lessor and the Company believes the terms are no less favorable than could be obtained from unrelated parties.

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


/s/ KPMG
--------------

Cleveland, Ohio
March 7, 2003

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2003.

                                          ODD JOB STORES, INC.

                                          By: /s/ STEVE FURNER
                                              -----------------------
                                              Steve Furner
                                              Interim Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on April 30, 2003.

          SIGNATURES
          ----------

 /s/ STEVE FURNER                   Interim Chief Executive
--------------------------          Officer and Director
 Steve Furner

 /s/ EDWARD CORNELL                 Chief Financial Officer
-------------------------
 Edward Cornell


         DIRECTORS
         ---------

 /s/ CHARLES BILEZIKIAN                 /s/ ROBERT HORNE
---------------------------------     --------------------------------
 Charles Bilezikian                     Robert Horne

 /s/ JACOB KOVAL                        /s/ MARK MILLER
---------------------------------     ---------------------------------
 Jacob Koval                            Mark Miller

 /s/ NED L. SHERWOOD                    /s/ WILLIAM A. SHENK
---------------------------------     ---------------------------------
 Ned L. Sherwood                        William A. Shenk

 /s/ JOSEPH NUSIM                       /s/ REUVEN DESSLER
---------------------------------     ---------------------------------
 Joseph Nusim                           Reuven Dessler

 /s/ PHILIP CARTER
---------------------------------
 Philip Carter

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


Date:  April 30, 2003                   By: /s/ Steve Furner
                                           -----------------------
                                           Steve Furner,
                                           Chief Executive Officer

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


Date:  April 30, 2003                    By: /s/ Edward Cornell
                                         -----------------------
                                         Edward Cornell
                                         Executive Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX
EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
   2.1      Asset Purchase Agreement between Registrant, as seller, and
            MZ Wholesale Acquisition, LLC, dated February 11, 2002**
   3.1      Amended and Restated Articles of Incorporation*
   3.2      Amendment to Amended and Restated Articles of Incorporation
   3.3      Amended and Restated Code of Regulations*
   4.1      Amended and Restated Loan and Security Agreement dated
            February 11, 2002 by and among the Registrant and
            subsidiaries and IBJ Whitehall Business Credit Corp., as Administrative Agent for lenders.**
   4.2      Third Amendment to Amended and Restated Loan and Security
            Agreement###
   4.3      Fourth Amendment to Amended and Restated Loan and Security
            Agreement
  10.1      Employment Agreement dated May 7, 2001 between Registrant
            and Peter J. Hayes.***
  10.2      Operating Agreement of MZ Put JV, LLC, dated February 11,
            2002.**
  10.3      Standstill Agreement dated February 11, 2002, by and among
            Reuven Dessler, Jacob Koval, Jay Schottenstein, ZS Fund
            L.P. and Registrant.**
  10.4       Settlement and Termination Agreement, dated February 2,
            2002 between Odd Job Trading Corp. and GB Retailers, Inc.
            (An affiliate of Value City Department Stores).****
  10.5      Employment Letter dated October 31, 2001 for Edward
            Cornell.#
  10.6      South Plainfield, New Jersey Facility Lease.*****
  10.7      1996 Stock Option Plan, as amended
  10.8      Agreement, dated May 3, 2002 between Registrant and Jerry
            Sommers#
  10.9      Agreement, dated June 10, 2002 between Registrant and
            Brady Churches##
  10.10     Interim Services Agreement, as amended between MZ Wholesale and Registrant
  10.11     Employment Agreement dated March 17, 2003 between the
            Registrant and Steve Furner
  10.12     Standard Severance and Employment Agreement between the
            Registrant and key employees
  21.0      List of Subsidiaries
  23.0      Consent of Independent Auditors
  24.1      Powers of Attorney
---------------
* Incorporated by reference to exhibit included in the Registrant's Registration Statement on Form S-1 (File #333-
      11739) as amended.
**    Incorporated by reference to an exhibit included in the Current
      Report on Form 8-K dated February 11, 2002.
***   Incorporated by reference to an exhibit included in the Quarterly
      Report on Form 10-Q for the quarter ended May 5, 2001.
**** Incorporated by reference to an exhibit included in the Current Report on Form 8-K dated February 2, 2002.
***** Incorporated by reference to an exhibit included in the Annual
      Report on Form 10-K for the fiscal year ended January 30, 1999.
# Incorporated by reference to an exhibit included in the Annual Report on From 10-K for the fiscal year ended February 2, 2002.
## Incorporated by reference to an exhibit included in the Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2002.
### Incorporated by reference to an exhibit included in the Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002.