Form 10-Q
period 2003-03-31
ODD JOB STORES INC
filed 2003-05-15
CIK 1022536

United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act.  Yes               No  X

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

Common Shares, no par value, outstanding as of April 29, 2003:  9,060,695

                             ODD JOB STORES, INC.



                                     INDEX

                                                             PAGE NO.

      PART I - FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets - as of
              March 31, 2003 (unaudited) and December 31, 2002      3

              Consolidated Statements of Operations (unaudited) -
              for the ninety-day period ended March 31, 2003 and
              fifty-seven day period ended March 31, 2002           4

              Consolidated Statements of Cash Flows (unaudited) -
              for the ninety-day period ended March 31, 2003 and
              fifty-seven day period ended March 31, 2002           5

              Condensed Notes to Consolidated Financial Statements  6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  10

      Item 3. Quantitative and Qualititative Disclosures about
              Market Risk                                          12

      Item 4. Controls and Procedures                              12


      PART II - OTHER INFORMATION

      Items 1- 6.                                                  12

      Signatures                                                   13

      Certifications pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002                                   14

                        PART I - FINANCIAL INFORMATION
            Item 1.  Consolidated Financial Statements (Unaudited)

                             ODD JOB STORES, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                               March 31,  December 31,
                                                                 2003         2002
                                                               ---------  ------------
                                                              (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                                     $ 5,707     $13,322
  Other receivables                                                  95         218
  Income tax receivable                                               -       4,239
  Inventories                                                    36,254      31,942
  Prepaid expenses and other current assets                         623         956
                                                               ---------   ---------
    Total current assets                                         42,679      50,677

Property and equipment, net                                      17,850      18,485
Other assets                                                      2,426       2,517
                                                               ---------   ---------
    Total assets                                                $62,955     $71,679
                                                               =========   =========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                              $14,872     $13,032
  Accrued expenses and other current liabilities                  6,577       9,255
                                                               ---------   ---------
    Total current liabilities                                    21,449      22,287

Other liabilities                                                 5,276       5,209
                                                               ---------   ---------
    Total liabilities                                            26,725      27,496
                                                               ---------   ---------
Stockholders' equity:
  Preferred stock, no par value, 2,000,000 shares
    authorized; no shares issued or outstanding                       -           -
  Common stock, no par value, 14,000,000 shares
    authorized; 9,050,400 shares issued and
    outstanding for each period                                  64,097      64,097
  Accumulated deficit                                           (27,867)    (19,914)
                                                               ---------   ---------
    Total stockholders' equity                                   36,230      44,183
Commitments and contingencies                                         -           -
                                                               ---------   ---------
    Total liabilities and stockholders' equity                  $62,955     $71,679
                                                               =========   =========


    See accompanying condensed notes to consolidated financial statements


                                     ODD JOB STORES, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               90 Days     57 Days
                                                                Ended       Ended
                                                               March 31,   March 31,
                                                                 2003        2002
                                                               ---------  ----------
Net sales                                                      $ 43,748    $ 31,795
Cost of sales                                                    27,992      19,323
                                                               ---------  ----------
  Gross profit                                                   15,756      12,472

Selling, general and administrative expenses                     23,567      15,741
                                                               ---------  ----------
  Operating loss                                                 (7,811)     (3,269)

Other expense, net                                                    -         746
Interest expense, net                                               142         444
                                                               ---------  ----------
  Loss before income taxes and change
   in accounting principle                                       (7,953)     (4,459)

Income tax benefit                                                    -      (1,736)
                                                               ---------  ----------
  Net loss before change in accounting principle                 (7,953)     (2,723)

Change in accounting principle                                        -      (9,447)
                                                               ---------  ----------
  Net loss                                                      $(7,953)   $(12,170)
                                                               =========  ==========
Basic and diluted net income (loss) per common share:
  Net loss per common share, before
   change in accounting principle                               $ (0.88)   $  (0.30)
  Loss per share from change in accounting principle                  -       (1.05)
                                                               ---------  ----------
    Net loss per common share                                   $ (0.88)   $  (1.35)
                                                               =========  ==========


Weighted average common shares outstanding-basic and diluted   9,050,400   9,015,500
                                                               =========  ==========



     See accompanying condensed notes to consolidated financial statements

                                 ODD JOB STORES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                               90 Days    57 Days
                                                                Ended      Ended
                                                               March 31,  March 31,
                                                                 2003       2002
                                                               ---------  ---------
Net loss                                                       $(7,953)   $(12,170)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Change in accounting principle                                   -       9,447
    Depreciation and amortization                                1,332       1,054
    Deferred income taxes                                            -      (1,969)
    Changes in operating assets and liabilities
      Other receivables                                            123      (1,379)
      Income tax receivable                                      4,239         241
      Inventories                                               (4,312)     (5,838)
      Prepaid expenses and other current assets                    333         (15)
      Other assets                                                  58         248
      Accounts payable                                           1,840       6,572
      Accrued expenses and other liabilities                    (2,611)     (1,557)
                                                               ---------  ---------
      Total adjustments                                          1,002       6,804
                                                               ---------  ---------
      Net cash used in operating activities                     (6,951)     (5,366)
                                                               ---------  ---------
Cash flows from investing activities
  Capital expenditures, net                                       (623)       (200)
  Lease acquisitions                                               (41)          -
  Proceeds from the sale of net assets of
    discontinued operations                                          -      22,292
                                                               ---------  ---------
      Net cash (used in) provided by investing activities         (664)     22,092
                                                               ---------  ---------
Cash flows from financing activities
  Debt repayments                                               (6,460)    (21,859)
  Debt borrowing                                                 6,460      12,770
  Proceeds from exercise of stock options                            -         144
                                                               ---------  ---------
       Net cash used in financing activities                         -      (8,945)
                                                               ---------  ---------
Net increase (decrease) in cash and cash equivalents            (7,615)      7,781
Cash and cash equivalents at beginning of period                13,322       4,046
                                                               ---------  ---------
Cash and cash equivalents at end of period                     $ 5,707    $ 11,827
                                                               =========  =========
Supplemental disclosures
  Cash paid for interest                                       $   142     $   422
  Cash received for income taxes                               $(4,265)    $    (7)
                                                               =========   ========

     See accompanying condensed notes to consolidated financial statements

                             ODD JOB STORES, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE 90 DAYS ENDED MARCH 31, 2003 AND 57 DAYS ENDED MARCH 31, 2002
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION

The consolidated financial statements for the ninety-day period ended March 31, 2003 and fifty-seven day period ended March 31, 2002 (fiscal first quarters), respectively, represent the operations of Odd Job Stores, Inc. Comparative consolidated financial statements for the prior year period ended March 31, 2002 have been restated to reflect the Company's change in fiscal year ends effective December 31, 2002. In connection with this change in fiscal year, the Company also realigned its prior year quarters whereby the second, third and fourth quarters will be presented on a calendarized basis to match the current year presentation.

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

The unaudited interim consolidated financial statements have been prepared using the same accounting principles that were used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and should be read in conjunction with the consolidated financial statements and the notes thereto.


(2) STOCK OPTION PLAN

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148) and will continue to use the intrinsic value based method of accounting prescribed by APB No. 25. Under APB No. 25, no compensation cost has been recognized for options granted with an option price equal to the grant date market value of the Company's common stock. Had compensation cost for the Company's options granted been determined based on the fair value of the option at the grant date for the 1996 Stock Option Plan consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below for the periods indicated below:

(In thousands except per share amounts)        90 Days      57 Days
                                                Ended        Ended
                                               March 31,    March 31,
                                                 2003         2002
                                               ---------    ---------
Net loss, as reported                          $(7,953)     $(12,170)
Employee compensation expense                       (5)          (20)
                                               ---------    ---------
Net loss, pro forma                            $(7,958)     $(12,190)
                                               ---------    ---------
Net loss per share, as reported:
  Basic                                        $ (0.88)     $  (1.35)
  Diluted                                      $ (0.88)     $  (1.35)

Net loss per share, pro forma:
  Basic                                        $ (0.88)     $  (1.35)
  Diluted                                      $ (0.88)     $  (1.35)


The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods shown above: (a) no dividend yield on the Company's stock, (b) expected volatility of the Company's stock of 59% and 74%, respectively (c) a risk-free interest rate of 5.28% and 3.81%, respectively, and (d) expected option life of five years.


(3) GOODWILL AND OTHER INTANGIBLE ASSETS

Effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. In the first quarter of 2002, the Company determined, using the goodwill impairment provisions of SFAS No. 142, that its unamortized goodwill was impaired and recorded a non-cash charge of $9,447 to write-off the entire goodwill balance. This charge is shown as a one-time cumulative effect of a change in accounting principle for the first quarter ended March 31, 2002.


(4) DISCONTINUED OPERATIONS

On February 11, 2002, the Company signed an agreement that sold substantially all assets of itsWholesale Division ("Division") to MZ Wholesale Acquisition LLC (MZ), d/b/a Mazel Company, a group headed by two former executives and current members of the Board of Directors. The Division was engaged in the business of acquiring closeout merchandise at prices substantially below traditional wholesale prices and selling such merchandise through a variety of channels. The Division's wholesale operations purchased and resold many of the same lines of merchandise sold through the Company's current retail operations. On the date of the sale, MZ paid the Company $22,292 for the purchase of the assets of the Wholesale Division, based on a preliminary estimate of the net assets of the Division. An additional $5,245 is reported in other receivables at March 31, 2002, based upon the finalized balance sheet of the Division and other advances after the balance sheet date. This amount was paid during the second quarter of 2002.


(5) INCOME TAXES

The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). In accordance with that standard, the Company recorded a full valuation allowance for its net deferred tax assets of $11,777 as of December 31, 2002, based upon the Company's belief that it is more likely than not that its deferred tax assets will not be realized in the future. For the first quarter ended March 31, 2003, the Company recorded a tax benefit of $3,102 for its current period losses, offset by an additional deferred tax valuation allowance in an equal amount. No valuation allowance had been established in the first quarter of 2002.


(6) EARNINGS PER SHARE

Net income per share is computed in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share. Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period, which includes options outstanding under the Company's stock option plan. The effect of incremental shares from stock options at March 31, 2003, and March 31, 2002, respectively, have been excluded from diluted weighted average shares, as the net loss for the related periods would cause the incremental shares to be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Odd Job Stores, Inc. (the "Company") is a major regional closeout retail business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer. During March the Company closed two stores and as of March 31, 2003, operates a chain of 75 closeout retail stores in New York, New Jersey, Pennsylvania, Connecticut, Delaware, Ohio, Michigan, and Kentucky.


NINETY DAYS 2003 VERSUS FIFTY-SEVEN DAYS 2002 (FISCAL FIRST QUARTERS)

Net sales for the first quarter 2003 were $43.7 million, compared to $31.8 million for the abbreviated first quarter of 2002. On a comparable calendar
basis, sales for the first ninety days of 2002 totaled $47.4 million.   The
2003 decrease is primarily from an equivalent period comparable store sales decrease of 8.3%.

Sales for the first quarter of 2003 were adversely affected by the shift in timing of Easter, which occurred on April 20, 2003 as compared to March 31, 2002. Heavy snowstorms during February 2003 in the Mid-Atlantic and upper Midwest states severely impacted overall comparable store sales due to the high concentration of Company stores in these areas. Most Mid-Atlantic area stores were closed for one or more days and many Midwest stores operated with reduced hours during the period. Also affecting first quarter 2003 sales were the weak retail environment and consumers' attention on the war in Iraq.

Gross profit for the first quarter of 2003 was $15.8 million or 36.0% of sales, compared to $12.5 million or 39.2% of sales for the abbreviated first quarter 2002. The gross profit rate decrease was due to lower realized product markup and higher markdowns (including the January post-holiday markdown period in the first quarter of 2003), slightly offset by favorable import variances.

Selling, general and administrative (S, G & A) expenses reflect the four-wall cost of the stores, the distribution facility and office support. S, G & A expenses for the fiscal 2003 first quarter were $23.6 million, or 53.9% of sales, compared to $15.7 million for the abbreviated first quarter 2002. On a comparable calendar basis, S, G & A expenses were $24.8 million, or 52.3% of sales for the same prior year period. Store payroll costs were $0.5 million higher on a comparable period basis, while office support costs were $1.7 million lower due to cost savings associated with the consolidation of support functions. The sales decrease caused a deterioration in the leveraging of fixed costs when measured as a percentage of sales.

The operating loss was $7.8 million for the first quarter 2003, compared to an operating loss of $3.3 million for the abbreviated first quarter of 2002 for the reasons detailed above.

Interest expense was $0.1 million for the first quarter 2003, compared to $0.4 million for the first quarter 2002, reflecting lower average borrowings. Other expense in the first quarter of 2002 reflects a $0.7 million charge related to amending the availability under the Company's credit facility from $70 million to $30 million.

As discussed in Note 2 to Consolidated Financial Statements, effective February 3, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption the Company determined that its unamortized goodwill was impaired and recorded a non-cash charge of $9.4 million to write-off the entire goodwill balance. The charge is shown as a change in accounting principle for the first quarter ended March 31, 2002.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary requirements for capital consist of inventory purchases, expenditures related to future new store openings, existing store remodeling, warehouse enhancements, MIS initiatives, and other working capital needs. The Company takes advantage of closeout and other special situation purchasing opportunities that frequently result in large volume purchases, and as a consequence, its cash requirements are not constant or predictable during the year and can be affected by the timing and size of its purchases. The Company's high level of committed credit allows it to take immediate advantage of special situation purchasing opportunities. Having such credit availability provides the Company with a competitive advantage measured against many of its competitors.

The Company has a bank facility that provides $30 million of revolving credit. The amended Revolving Credit Facility expires in August of 2004. At March 31, 2003, the Company had availability under its credit facility of $20.9 million, and no borrowings under its Revolving Credit Facility at March 31, 2003 or March 31, 2002. The Company currently anticipates the use of its credit facility to cover seasonal requirements.

For the first quarter of fiscal 2003, cash used in operating activities was $7.0 million, compared to $5.4 million in the abbreviated first quarter of fiscal 2002. For the first quarter of fiscal 2003, cash used in operating activities was primarily from the net loss, higher inventory purchases and lower accrued expenses, partially offset by the receipt of a federal income tax refund of $4.2 million. For the first quarter of 2002, cash used in operating activities was primarily from the net loss less the non-cash charge of $9.4 million related to goodwill and higher inventories, partially offset by higher accounts payable.

Cash used in investing activities was $0.7 million in the first quarter of 2003, due primarily to capital expenditures related to a New Jersey store relocation and other store remodeling. Cash provided by investing activities was $22.1 million in the first quarter of 2002, due to the initial proceeds received from the sale of the net assets of the wholesale division on February 11, 2002. Excess cash in the first quarter of 2002 was used to repay $9.1 million of outstanding debt.

Total assets were $63.0 million at March 31, 2003, compared to $71.7 at December 31, 2002. Working capital decreased to $21.2 million at the end of the first quarter 2003 from $28.4 million at fiscal 2002 year-end due primarily to cash used to fund operations, offset in part by increased inventory levels and lower accrued expenses. The current ratio was 2.0 to 1 at March 31, 2003, compared to 2.3 to 1 at December 31, 2002.

The Company anticipates opening at least one new store in the first half of 2003 and anticipates that its cash flow from operations along with its current borrowing capacity will be sufficient to finance ongoing operating requirements and estimated future capital expenditures for the remainder of the fiscal year.


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


                          PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

                On February 11, 2002, the Company sold to MZ Wholesale Acquisition, LLC d/b/a Mazel Company ("MZ Wholesale"), an enterprise involving Reuven Dessler, former Chairman and Chief Executive Officer, and Jacob Koval, former Executive Vice President, of the Company, the assets of its wholesale division and certain other assets. Under the sale agreement, the Company received cash payments of approximately $26.2 million based on the book value of the acquired assets and assumed liabilities. There are approximately $300,000 in closing date balance sheet adjustments in dispute, which the parties expect to resolve through a filed arbitration action. The arbitration action is also expected to resolve a dispute among the parties over the contractual rights and obligations retained by the Company under a third party license agreement transferred to MZ Wholesale in connection with the sale of the wholesale division.

Item 2.         Changes in Securities
                None

Item 3.         Default upon Senior Securities
                None


Item 4.         Submission of matters to a vote of security holders
                None

Item 5.         Other Information
                None

Item 6.         Exhibits and Reports on Form 8-K

                (a) Exhibits

                    99-1 Certification of Principal Executive Officer 99-2 Certification of Principal Financial Officer

                (b) Reports on Form 8-K

                    The Company did not file any report on Form 8-K during the quarter ended March 31, 2003.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 ODD JOB STORES, INC.
                                                 ---------------------
                                                 (Registrant)


MAY 15, 2003                                     /S/ STEVE FURNER
-------------                                    ---------------------
Date                                             Steve Furner
                                                 Chief Executive Officer



MAY 15, 2003                                     /S/ EDWARD CORNELL
-------------                                    ---------------------
Date                                             Edward Cornell
                                                 Executive Vice President and
                                                 Chief Financial Officer

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

Date:  May 15, 2003                        By: /s/ Steve Furner
                                           ------------------------------
                                           Steve Furner,
                                           Chief Executive Officer

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

Date:  May 15, 2003                        By: /s/ Edward Cornell
                                           ------------------------------
                                           Edward Cornell
                                           Executive Vice President and
                                           Chief Financial Officer