Form 10-K/A
period 2002-12-31
ODD JOB STORES INC
filed 2003-07-01
CIK 1022536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A


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

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $8.8 million at August 2, 2002, the last business day of the Registrant's most recently completed second quarter. The number of common shares outstanding at June 27, 2003 was 9,060,695.

                      DOCUMENTS INCORPORATED BY REFERENCE

	None

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

	 On June 10, 2003 the Company announced that Amazing Savings has commenced its previously announced tender offer (the "Offer") to purchase up to 96% of the outstanding common shares of Odd Job at a cash price of $3.00 per share. If the Offer is not completed on or before July 15, 2003, Amazing Savings has the right to reduce the offer price to $2.90 per share. In addition, Amazing Savings has the right to reduce the minimum number of common shares purchased to a majority of the outstanding common shares. The Offer is scheduled to expire on July 9, 2003.

	 The Board of Directors of Odd Job has unanimously approved the Offer and recommended that Odd Job shareholders accept the Offer and tender their common shares. The purchase of shares in the Offer is conditioned upon, among other things, the valid tender, without withdrawal before the expiration of the Offer, of the minimum amount of common shares required under the Tender Agreement and the effectiveness of a written consent by Odd Job shareholders to opt out of the Ohio Control Share Acquisition Law. The Offer is not conditioned on the receipt of financing; however the Offer is conditioned upon receipt of a forbearance agreement from Odd Job's lenders to continue to provide liquidity to the Company under the existing Credit Facility through August 31, 2003. Under the existing Credit Facility, a change in control of Odd Job would constitute a default under the facility.


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

NAME AND, WHERE NECESSARY,                NUMBER OF SHARES
ADDRESSES OF BENEFICIAL OWNERS           BENEFICIALLY OWNED  PERCENTAGE
------------------------------           ------------------  ----------
ZS Fund L.P.
54 Morris Lane, Scarsdale, NY 10583          2,731,783(1)       30.1

Ned L. Sherwood
54 Morris Lane, Scarsdale, NY 10583          2,746,783(2)       30.3

Robert Horne
54 Morris Lane, Scarsdale, NY 10583          2,746,783(2)       30.3

Mazel/D & K, Inc.
31000 Aurora Road, Solon, OH 44139           2,058,105(3)       22.7

Reuven D. Dessler
31000 Aurora Road, Solon, OH 44139           1,560,755(4)       17.2

Jacob Koval
31000 Aurora Road, Solon, OH 44139             800,697(5)        8.8

Dimensional Fund Advisors, Inc.
1299 Ocean Avenue, Santa Monica, CA 90401      691,300(6)        7.6

William Shenk
464 Prospect Street, La Jolla, CA 92037        637,000(7)        7.0

Westport Asset Management
253 Riverside Avenue, Westport, CT 06880       617,090(6)        6.8

Steve Furner                                        --            **

Philip Carter                                       --            **

Charles Bilezikian                              18,000(8)         **

Edward Cornell                                  23,000(9)         **

Mark Miller                                      9,000(10)        **

Joseph Nusim                                     3,000(11)        **

All Current Directors and Executive
Officers of the Company (11 Persons)         5,810,933(12)       63.7%

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



/s/ KPMG LLP
-----------------
Cleveland, Ohio
March 7, 2003


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



#

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2003.

                                          ODD JOB STORES, INC.

                                          By: /s/ STEVE FURNER
                                             -----------------------
                                              Steve Furner
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on June 30, 2003.

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


Date:  June 30, 2003                   By: /s/ Steve Furner
                                           -----------------------
                                           Steve Furner,
                                           Chief Executive Officer
#

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


Date:  June 30, 2003              By: /s/Steve Furner
                                      -----------------------
                                       Steve Furner,
                                       Chief Executive Officer

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


Date:  June 30, 2003                    By: /s/ Edward Cornell
                                            ------------------------------
                                              Edward Cornell
                                              Executive Vice President and
                                              Chief Financial Officer
#

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


Date:  June 30, 2003                     By: /s/ Edward Cornell
                                             -----------------------------
                                              Edward Cornell
                                              Executive Vice President and
                                              Chief Financial Officer

#

                                 EXHIBIT INDEX
EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
   2.1      Asset Purchase Agreement between Registrant, as seller, and
            MZ Wholesale Acquisition, LLC, dated February 11, 2002**
   3.1      Amended and Restated Articles of Incorporation*
   3.2      Amendment to Amended and Restated Articles of Incorporation
   3.3      Amended and Restated Code of Regulations*
   4.1      Amended and Restated Loan and Security Agreement dated
            February 11, 2002 by and among the Registrant and
            subsidiaries and IBJ Whitehall Business Credit Corp., as Administrative Agent for lenders.**
   4.2      Third Amendment to Amended and Restated Loan and Security
            Agreement.###
   4.3      Fourth Amendment to Amended and Restated Loan and Security
            Agreement.####
  10.1      Employment Agreement dated May 7, 2001 between Registrant
            and Peter J. Hayes.***
  10.2      Operating Agreement of MZ Put JV, LLC, dated February 11,
            2002.**
  10.3      Standstill Agreement dated February 11, 2002, by and among
            Reuven Dessler, Jacob Koval, Jay Schottenstein, ZS Fund
            L.P. and Registrant.**
  10.4       Settlement and Termination Agreement, dated February 2,
            2002 between Odd Job Trading Corp. and GB Retailers, Inc.
            (An affiliate of Value City Department Stores).****
  10.5      Employment Letter dated October 31, 2001 for Edward
            Cornell.#
  10.6      South Plainfield, New Jersey Facility Lease.*****
  10.7      1996 Stock Option Plan, as amended.####
  10.8      Agreement, dated May 3, 2002 between Registrant and Jerry
            Sommers#
  10.9      Agreement, dated June 10, 2002 between Registrant and
            Brady Churches##
  10.10     Interim Services Agreement, as amended between MZ Wholesale and Registrant.####
  10.11     Employment Agreement dated March 17, 2003 between the
            Registrant and Steve Furner.####
  10.12     Standard Severance and Employment Agreement between the
            Registrant and key employees.####
  21.0      List of Subsidiaries.####
  23.0      Consent of Independent Auditors
  24.1      Powers of Attorney.####
---------------
* Incorporated by reference to exhibit included in the Registrant's Registration Statement on Form S-1 (File #333-
      11739) as amended.
**    Incorporated by reference to an exhibit included in the Current
      Report on Form 8-K dated February 11, 2002.
***   Incorporated by reference to an exhibit included in the Quarterly
      Report on Form 10-Q for the quarter ended May 5, 2001.
**** Incorporated by reference to an exhibit included in the Current Report on Form 8-K dated February 2, 2002.
***** Incorporated by reference to an exhibit included in the Annual
      Report on Form 10-K for the fiscal year ended January 30, 1999.
# Incorporated by reference to an exhibit included in the Annual Report on Form 10-K for the fiscal year ended February 2, 2002.
## Incorporated by reference to an exhibit included in the Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2002.
### Incorporated by reference to an exhibit included in the Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2002.
#### Incorporated by reference to an exhibit included in the original Annual Report on Form 10-K for the fiscal year ended December 31, 2002.