Form 10-Q
period 2003-06-30
ODD JOB STORES INC
filed 2003-08-14
CIK 1022536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to _____________.

                           Commission File No. 0-21597


                              ODD JOB STORES, INC.
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


                                200 Helen Street
                           South Plainfield, NJ 07080
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  908-222-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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
Yes  X        No
    ---          ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes         No  X
                                       ---        ---

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

     Common Shares, no par value, outstanding as of July 24, 2003: 9,060,695

                              ODD JOB STORES, INC.


                                     INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets                                    3

            Consolidated Statements of Operations                          4

            Consolidated Statements of Cash Flows                          5

            Condensed Notes to Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis of Financial               11
            Condition and Results of Operations

Item 3.   Quantitative and Qualititative Disclosures about Market
            Risk                                                          16

Item 4.   Controls and Procedures                                         16


PART II - OTHER INFORMATION

Items 1- 6.                                                               17

Signatures                                                                19

Exhibit Index                                                             20

                         PART I - FINANCIAL INFORMATION
              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              ODD JOB STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                     June 30,         December 31,
                                                                                       2003              2002
                                                                                -----------------  ------------------
ASSETS                                                                              (Unaudited)
Current Assets:
     Cash and cash equivalents                                                       $     3,668         $    13,322
     Other receivables                                                                       199                 218
     Income tax receivable                                                                     -               4,239
     Inventories                                                                          34,543              31,942
     Prepaid expenses and other current assets                                             1,557                 956
                                                                                -----------------  ------------------
          Total current assets                                                            39,967              50,677

Property and equipment, net                                                               17,144              18,485
Other assets                                                                               2,393               2,517
                                                                                -----------------  ------------------

           Total assets                                                              $    59,504         $    71,679
                                                                                =================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $    13,359         $    13,032
     Accrued expenses and other current liabilities                                        6,722               9,255
                                                                                -----------------  ------------------
         Total current liabilities                                                        20,081              22,287

Revolving credit facility                                                                  4,051                   -
Other liabilities                                                                          5,306               5,209
                                                                                -----------------  ------------------
          Total liabilities                                                               29,438              27,496
                                                                                -----------------  ------------------

Stockholders' equity:
     Preferred stock, no par value, 2,000,000 shares authorized;
          no shares issued or outstanding                                                      -                   -
     Common stock, no par value, 14,000,000 shares authorized;
          9,050,400 and 9,052,500 shares issued and outstanding, respectively             64,097              64,097
     Accumulated deficit                                                                 (34,031 )           (19,914)
                                                                                -----------------  ------------------
          Total stockholders' equity                                                      30,066              44,183
Commitments and contingencies                                                                  -                   -
                                                                                -----------------  ------------------
          Total liabilities and stockholders' equity                                 $    59,504         $    71,679
                                                                                =================  ==================

      See accompanying condensed notes to consolidated financial statements

                              ODD JOB STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             Three Months          Three Months             Six Months         Five Months (1)
                                                Ended                  Ended                   Ended                Ended
                                               June 30,              June 30,                June 30,              June 30,
                                                 2003                  2002                    2003                  2002
                                          -------------------   --------------------     ------------------  ---------------------
Net sales                                         $   54,532            $    60,472              $  98,280            $    92,267

Cost of sales                                         34,784                 36,739                 62,776                 56,062
                                          -------------------   --------------------     ------------------  ---------------------
      Gross profit                                    19,748                 23,733
                                                                                                    35,504                 36,205

Selling, general and administrative
expenses                                              25,626                 24,944                 49,193                 40,685
                                          -------------------   --------------------     ------------------  ---------------------
      Operating loss                                  (5,878)                (1,211)               (13,689)                (4,480)


Other expense, net                                         -                      -                      -                    746

Interest expense, net                                    207                      9                    349                    453
                                          -------------------   --------------------     ------------------  ---------------------

     Loss before income taxes and
       change in accounting principle                 (6,085)                (1,220)               (14,038)                (5,679)

Income tax expense (benefit)                              79                   (479)                    79                 (2,215)
                                          -------------------   --------------------     ------------------  ---------------------

     Net loss before change in
        accounting principle                          (6,164)                  (741)               (14,117)                (3,464)

 Change in accounting principle                            -                      -                      -                 (9,447)
                                          -------------------   --------------------     ------------------  ---------------------

        Net loss                                  $   (6,164)             $    (741)            $  (14,117)           $   (12,911)
                                          ===================   ====================     ==================  =====================

Basic and diluted net income (loss) per common share:
   Net loss per common share,
      before change in accounting
      principle                                   $    (0.68)            $    (0.08)             $   (1.56)            $    (0.38)
   Loss per share from change in
     accounting principle                                  -                      -                      -                  (1.05)
                                          -------------------   --------------------     ------------------  ---------------------
       Net loss per common share                  $    (0.68)            $    (0.08)             $   (1.56)            $    (1.43)
                                          ===================   ====================     ==================  =====================

Weighted average common shares
  outstanding-basic and diluted                    9,050,400              9,053,900              9,050,400              9,034,800
                                          ===================   ====================     ==================  =====================


(1) Five month period ended June 30, 2002 reflects the period February 3, 2002 to June 30, 2002 due to the change in the Company's fiscal year.

      See accompanying condensed notes to consolidated financial statements

                              ODD JOB STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        Six Months         Five Months (1)
                                                                                          Ended               Ended
                                                                                         June 30,            June 30,
                                                                                           2003                2002
                                                                                   -------------------  --------------------
     Net loss                                                                             $   (14,117)          $   (12,911)
                                                                                   -------------------  --------------------
     Adjustments to reconcile net loss to net cash used in operating activities:
            Change in accounting principle                                                          -                 9,447
            Depreciation and amortization                                                       2,788                 2,611
            Deferred income taxes                                                                   -                (2,342)
            Changes in operating assets and liabilities
               Other receivables                                                                   19                   798
               Income tax receivable                                                            4,239                   241
               Inventories                                                                     (2,601)              (10,162)
               Prepaid expenses and other current assets                                         (601)                 (312)
               Other assets                                                                        13                   272
               Accounts payable                                                                   327                   934
               Accrued expenses and other liabilities                                          (2,436)               (1,808)
                                                                                   -------------------  --------------------
                   Total adjustments                                                            1,748                  (321)
                                                                                   -------------------  --------------------
                   Net cash used in operating activities                                      (12,369)              (13,232)
                                                                                   -------------------  --------------------
Cash flows from investing activities
     Capital expenditures, net                                                                 (1,167)                 (368)
     Lease acquisitions                                                                           (99)                  (32)
     Proceeds from the sale of net assets of discontinued operations                                -                26,218
                                                                                   -------------------  --------------------
                  Net cash (used in) provided by investing activities                          (1,266)               25,818
                                                                                   -------------------  --------------------
Cash flows from financing activities
     Debt repayments                                                                          (60,568)              (22,022)
     Debt borrowing                                                                            64,619                12,936
     Costs related to new revolving credit agreement                                              (70)                    -
     Common stock repurchases                                                                       -                  (324)
     Proceeds from exercise of stock options                                                        -                   493
                                                                                   -------------------  --------------------
                  Net cash provided by (used in) financing activities                           3,981                (8,917)
                                                                                   -------------------  --------------------
Net increase (decrease) in cash and cash equivalents                                           (9,654)                3,669
Cash and cash equivalents at beginning of period                                               13,322                 4,046
                                                                                   -------------------  --------------------
Cash and cash equivalents at end of period                                                $     3,668           $     7,715
                                                                                   ===================  ====================

Supplemental disclosures
     Cash paid for interest, net                                                                  183                   422
                                                                                   ===================  ====================
     Cash received for income taxes, net                                                       (4,062)                   (7)
                                                                                   ===================  ====================

(1) Five month period ended June 30, 2002 reflects the period February 3, 2002 to June 30, 2002 due to the change in the Company's fiscal year.

      See accompanying condensed notes to consolidated financial statements

                              ODD JOB STORES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) BASIS OF PRESENTATION

The consolidated financial statements for the periods presented represent the operations of Odd Job Stores, Inc. (the "Company"). Comparative consolidated financial statements for the prior year periods ended June 30, 2002 have been restated to reflect the Company's change in fiscal year ends effective December 31, 2002. As such, the 2003 year-to-date period reflects six months from January 1, 2003 to June 30, 2003, while the 2002 period reflects an approximate five-month period from February 3, 2002 to June 30, 2002. The Company's fiscal second quarters are presented on a calendar basis for the periods April 1, 2003 to June 30, 2003 and April 1, 2002 to June 30, 2002, respectively.

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

(2) SUBSEQUENT EVENTS

TENDER OFFER FROM AMAZING SAVINGS HOLDING LLC
On July 17, 2003, Amazing Savings Holding LLC ("Amazing Savings") and the Company announced the results of the tender offer (the "Offer") by Amazing Savings to purchase up to 96% of the outstanding common shares of the Company at a cash price of $3.00 per share. As of the expiration of the Offer, Amazing Savings accepted for purchase and payment all of the Company common shares that were validly tendered and not properly withdrawn in accordance with the terms of the Offer. As of the expiration of the offering period of the Offer at 8:00 am, New York City time, on July 16, 2003, an aggregate of 8,184,804 Company common shares were tendered to Amazing Savings pursuant to the Offer, representing approximately 90.3% of the Company common shares outstanding. Costs incurred for the Offer and management changes, including severance, professional fees, and insurance charges total approximately $2.7 million, with $0.8 million being incurred and expensed in June, and the remainder incurred and expensed in the third quarter of 2003.

Amazing Savings is a Delaware limited liability company, which directly or indirectly owns and operates an upscale close-out retail business. Amazing Savings commenced operations in 1988 and currently operates fourteen stores in New York, New Jersey and Maryland.

Following the purchase, the following seven individuals were elected as directors: Moshael Straus, Jeffrey Parker, Sam Friedland, Phil Rosenblatt, Leslie Mendelsohn, Gary Torgow and Warren Struhl. The new board appointed the following new officers of the Company: Moshael Straus as Chairman and Co-Chief Executive Officer, Sam Friedland as President and Co-Chief Executive Officer, Jeffrey Parker as Vice Chairman and Co-Chief Executive Officer, Jerry Hoffnung as Senior Vice President - Merchandising and Philip Rosenblatt as Senior Vice President - General Merchandising Manager and Operations. The officers of the Company listed above are also serving as officers of Amazing Savings. At the present time they are being compensated for their services for the Company by Amazing Savings.

NEW REVOLVING CREDIT AGREEMENT

On July 17, 2003, the Company announced it had entered into a new three year secured revolving credit facility with Fleet Retail Finance Inc., which provides up to $40.0 million of credit availability based upon a borrowing base, including inventory and credit card receivables. The Company expects that the Fleet Facility will provide funding for its current and reasonably foreseeable capital requirements. Costs incurred to terminate the existing facility and amortize the remaining deferred financing costs total $0.6 million, which will be reflected in the third quarter of 2003. Costs incurred to establish the new facility total approximately $0.7 million, which will be deferred and amortized over the life of the agreement.

DELISTING FROM THE NASDAQ STOCK MARKET

The Company was delisted from the Nasdaq Stock Market on August 13, 2003 because it is not in compliance with the Nasdaq rule which requires a company listed on The Nasdaq National Market to have a minimum of 400 round lot shareholders and the Nasdaq rule which requires that a Nasdaq SmallCap Market company maintain at least 300 round lot holders for continued listing. The Company's securities are now quoted on the OTC Bulletin Board. The OTC Bulletin Board symbol assigned to the Company is ODDJ. There can be no assurance that there will be a market maker for the Company's securities or that an active market will develop.

(3) STOCK OPTION COMPENSATION

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

                                          Three Months        Three Months           Six months        Five Months
                                              Ended               Ended                Ended              Ended
(In thousands, except                        June 30,            June 30,             June 30,           June 30,
  per share amounts)                           2003                2002                 2003               2002
                                        -----------------   ------------------     ---------------    ---------------
Net loss, as reported                           $(6,164)             $  (741)           $(14,117)          $(12,911)
Employee compensation expense                        (5)                 (23)                (10)               (43)
                                        -----------------   ------------------     ---------------    ---------------
Net loss, pro forma                             $(6,169)             $  (764)           $(14,127)          $(12,954)
                                        =================   ==================     ===============    ===============
Net loss per share, as reported
    Basic                                       $ (0.68)             $ (0.08)           $  (1.56)          $  (1.43)
    Diluted                                     $ (0.68)             $ (0.08)           $  (1.56)          $  (1.43)

Net loss per share, pro forma
    Basic                                       $ (0.68)             $ (0.08)           $  (1.56)          $  (1.43)
    Diluted                                     $ (0.68)             $ (0.08)           $  (1.56)          $  (1.43)


The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the periods shown above: (a) no dividend yield on the Company's stock, (b) expected volatility of the Company's stock of 77% and 67%, respectively (c) a risk-free interest rate of 3.40% and 4.80%, respectively, and
(d) expected option life of ten years.

Upon completion of the Offer by Amazing Savings, the Company's stock options became fully vested under a change in control provision of the stock option plan. In the third quarter, stock options with an exercise price of less than $3.00 per share were terminated and the holders thereof received the difference between $3.00 per share and the exercise price per share of the shares subject to their options, which involved an aggregate cost to the Company of $0.2 million.

(3) GOODWILL AND OTHER INTANGIBLE ASSETS

Effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. In the first quarter of 2002, the Company determined, using the goodwill impairment provisions of SFAS No. 142, that its unamortized goodwill was impaired and recorded a non-cash charge of $9,447 to write-off the entire goodwill balance. This charge is shown as a one-time cumulative effect of a change in accounting principle in the five-month period ended June 30, 2002.

(4) DISCONTINUED OPERATIONS

On February 11, 2002, the Company signed an agreement pursuant to which it sold substantially all assets of its Wholesale Division ("Division") to MZ Wholesale Acquisition LLC (MZ), d/b/a Mazel Company, a group headed by two former executives and then current members of the Board of Directors. The Division was engaged in the business of acquiring closeout merchandise at prices substantially below traditional wholesale prices and selling such merchandise through a variety of channels. The Division's wholesale operations purchased and resold many of the same lines of merchandise sold through the Company's current retail operations. During the five-month period ended June 30, 2002, MZ paid the Company $26,218 for the purchase of the assets of the Wholesale Division, based on the agreed net value of the assets of the Division.

(5) INCOME TAXES

The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). In accordance with that standard, the Company recorded a full valuation allowance for its net deferred tax assets of $11,777 as of December 31, 2002, based upon the Company's belief that it is more likely than not that its deferred tax assets will not be realized in the future. Based upon losses for the six months and second quarter ended June 30, 2003, the Company recorded tax benefits of $5,506 and $2,404, respectively, offset by additional deferred tax valuation allowances in equal amounts. No valuation allowances had been established in the comparable 2002 periods.

(6) EARNINGS PER SHARE

Net income per share is computed in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share. Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period, which includes options outstanding under the Company's stock option plan. The effect of incremental shares from stock options for all periods presented has been excluded from diluted weighted average shares, as the net loss for the related periods would cause the incremental shares to be antidilutive.

(7) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January of 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (SFAS No. 149). This Statement will improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company has reviewed the provisions of this Statement and believes that it does not have a material impact on its financial position, results of operations or cash flows.

In May of 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (SFAS No.150). This Statement affects the accounting for three types of freestanding financial instruments that could previously be accounted for as equity. These three types are mandatorily redeemable shares, put options and forward purchase contracts and obligations that can be settled with shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has reviewed the provisions of this Statement and believes that it does not have a material impact on it's financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Odd Job Stores, Inc. (the "Company") is a major regional closeout retail business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer. During the second quarter of 2003, the Company opened one new store in Ewing, New Jersey and closed stores in Woodbridge and East Hanover, New Jersey. At June 30, 2003, the Company operated 74 stores, as compared to 77 stores at the end of June 2002. The Company's retail stores are located in New York, New Jersey, Pennsylvania, Connecticut, Delaware, Ohio, Michigan, and Kentucky.

TENDER OFFER FROM AMAZING SAVINGS

As discussed in Note 2 to Consolidated Financial Statements, on July 17, 2003, Amazing Savings Holding LLC ("Amazing Savings") accepted for purchase and payment at $3.00 per share, an aggregate of 8,184,804 shares of the Company, Inc., which were tendered to Amazing Savings pursuant to a tender offer (the "Offer"). The shares purchased represent approximately 90.3% of the Company common shares outstanding. Costs incurred for the tender offer and management changes, including severance, professional fees, and insurance charges total approximately $2.7 million, with $0.8 million being incurred and recorded as Selling, General and Administrative expenses in June, and the remainder incurred and expensed in the third quarter of 2003.

Following the purchase, the following seven individuals were elected as directors: Moshael Straus, Jeffrey Parker, Sam Friedland, Phil Rosenblatt, Leslie Mendelsohn, Gary Torgow and Warren Struhl. The new board appointed the following new officers of the Company: Moshael Straus as Chairman and Co-Chief Executive Officer, Sam Friedland as President and Co-Chief Executive Officer, Jeffrey Parker as Vice Chairman and Co-Chief Executive Officer, Jerry Hoffnung as Senior Vice President - Merchandising and Philip Rosenblatt as Senior Vice President - General Merchandising Manager and Operations. The officers of the Company listed above are also serving as officers of Amazing Savings. At the present time they are being compensated for their services for the Company by Amazing Savings.

OPERATING RESULTS

SECOND QUARTER 2003 VERSUS SECOND QUARTER 2002

Net sales for the second quarter of 2003 were $54.5 million, a decrease of 9.8% as compared to sales of $60.5 million for the second quarter of 2002. Second quarter comparable store sales were 6.8% lower as compared to the same period in fiscal 2002. As detailed above, the Company opened one new store but closed two stores during the second quarter of 2003.

Gross profit for the second quarter of 2003 was $19.7 million or 36.2% of sales, compared to $23.7 million or 39.2% of sales for the second quarter 2002. The decrease in the 2003 gross profit rate was caused primarily by lower realized product markup from product mix (a higher concentration of electronics and small appliances at lower markups), generalized lower pricing to combat decreased customer transactions and slightly higher retail markdowns.

Selling, general and administrative (S, G & A) expenses reflect the four-wall cost of the stores, the distribution facility and office support. S, G & A expenses for the second quarter of 2003 were $25.6 million, or 47.0% of sales, compared to $24.9 million, or 41.2% of sales for the second quarter 2002. The increase in S, G & A expenses for the 2003 period was due to higher advertising costs, pre-opening costs related to the new Ewing, NJ store and approximately $0.8 million in expenses incurred related to the Amazing Savings tender offer. Additionally, the sales decrease resulted in fixed costs increasing as a percentage of sales.

The operating loss was $5.9 million for the second quarter 2003, compared to an operating loss of $1.2 million for the second quarter of 2002 for the reasons detailed above. Interest expense was $0.2 million for the second quarter 2003, compared to $9,000 for the second quarter 2002, reflecting higher average borrowings.

The Company reported a net loss for the second quarter of 2003 of $6.2 million, or $0.68 per share, compared to a net loss of $0.7 million or $0.08 per share for the second quarter of 2002.

SIX MONTHS 2003 VERSUS FIVE MONTHS 2002

Net sales for the six-month period ended June 30, 2003 were $98.3 million, compared to $92.3 million for the five-month period ended June 30, 2002. The 2002 five-month period reflects the period February 3, 2002 to June 30, 2002 due to the change in the Company's fiscal year. On a comparable calendar basis, sales decreased $9.6 million, or 8.9%, compared to sales of $107.9 million for the same six-month period of 2002, primarily from a comparable store sales decrease of 7.5%. The decline largely reflects a decrease in customer transactions, resulting from a lack of customer acceptance to the merchandise assortment. During the first six months of 2003, the Company opened one new store and closed a total of four stores.

Gross profit for the first six months of 2003 was $35.5 million or 36.1% of sales, compared to $36.2 million or 39.2% of sales for the five-month 2002 period. The gross profit rate decrease was due to lower realized product markup and higher markdowns (including the January post-holiday markdown period in the 2003 period), slightly offset by favorable import variances.

S, G & A expenses for the first six months of 2003 were $49.2 million, or 50.1% of sales, compared to $40.7 million or 44.1% of sales for the five-month period of 2002. On a comparable calendar basis, S, G & A expenses were approximately $49.8 million, or 46.2% of sales for the same prior year period. On a comparable period basis, store payroll costs were $0.6 million higher and advertising costs were $0.5 million higher, while office support costs were $1.4 million lower due to cost savings associated with the consolidation of support functions. The sales decrease in the 2003 period resulted in fixed costs increasing as a percentage of sales.

The operating loss was $13.7 million for the six-month 2003 period, compared to an operating loss of $4.5 million for the five-month 2002 period largely for the reasons detailed above. Interest expense was $0.3 million for the six-month period of 2003, compared to $0.5 million for the five-month period of 2002, reflecting lower average borrowings primarily in the first three months of 2003. Other expense, net in the 2002 period reflects a $0.7 million charge related to amending the availability under the Company's credit facility from $70 million to $30 million.

As discussed in Note 2 to Consolidated Financial Statements, effective February 3, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption the Company determined that its unamortized goodwill was impaired and recorded a non-cash charge of $9.4 million, or $1.05 per share to write-off the entire goodwill balance. The charge is shown as a change in accounting principle for the five-month period ended June 30, 2002.

For the six-month period ended June 30, 2003, the Company reported a net loss of $14.1 million, or $1.56 per share, compared to a net loss of $12.9 million or $1.43 per share for the five-month period ended June 30, 2002.

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

At June 30, 2003, the Company had a bank facility with IBJ Whitehall Business Credit Corp. (the "Whitehall Facility") that provided $30 million of revolving credit, that, by its terms would have expired in August of 2004. At June 30, 2003, the Company had availability under the Whitehall Facility of $11.4 million, and outstanding borrowings of $4.1 million. The Company had no outstanding borrowings under the Whitehall Facility at June 30, 2002.

On July 17, 2003, the Company entered into a new secured revolving credit facility with Fleet Retail Finance Inc. (the "Fleet Facility), which provides up to $40.0 million of credit availability based upon a borrowing base, including inventory and credit card receivables. The Fleet Facility expires in July 2006. Upon obtaining the Fleet Facility, all outstanding borrowings under the Whitehall Facility were paid, inclusive of an early termination fee and related expenses. Costs related to the termination of the Whitehall Facility of approximately $0.6 million will be reflected in the Company's third quarter of

2003. The Company expects that the Fleet Facility will provide funding for its current and reasonably foreseeable capital requirements.

For the first six months of 2003, cash used in operating activities was $12.4 million, compared to $13.2 million in the five-month period of fiscal 2002. For the six months of fiscal 2003, cash used in operating activities was primarily from the net loss, higher inventory purchases and lower accrued expenses and other liabilities, partially offset by depreciation and amortization and the receipt of a federal income tax refund of $4.2 million. For the five months of 2002, cash used in operating activities was primarily from the net loss less the non-cash charge of $9.4 million related to goodwill and higher inventories, partially offset by depreciation and amortization and higher accounts payable.

Cash used in investing activities was $1.3 million in the six-month 2003 period, due primarily to capital expenditures related to new Ewing, NJ store and other store refixturing and remodeling. For the five-month 2002 period, cash was provided by the sale of the Company's Wholesale Division. Financing activity in the six-month 2003 period resulted in net borrowings of $4.1 million under the Whitehall Facility. Excess cash in the five-month 2002 period was used to repay $9.1 million of outstanding debt.

Total assets were $59.5 million at June 30, 2003, compared to $71.7 at December 31, 2002. Working capital decreased to $19.9 million at the 2003 period end from $28.4 million at fiscal 2002 year-end, due primarily to cash used in operating activities. The current ratio was 2.0 to 1 at June 30, 2003, compared to 2.3 to 1 at December 31, 2002.

The Company anticipates that its cash flows from operations along with its borrowing capacity under the Fleet Facility will be sufficient to finance ongoing operating requirements and estimated future capital expenditures for the remainder of the fiscal year.

SEASONALITY

The Company's retail operations result in a greater weighting of sales and earnings toward the second half of the fiscal year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January of 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (SFAS No. 149). This Statement will improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company has reviewed the provisions of this Statement and believes that it does not have a material impact on its financial position, results of operations or cash flows.

In May of 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, (SFAS No. 150). This Statement affects the accounting for three types of freestanding financial instruments that could previously be accounted for as equity. These three types are mandatorily redeemable shares, put options and forward purchase contracts and obligations that can be settled with shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has reviewed the provisions of this Statement and believes that it does not have a material impact on it's financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to: (i) the Company's continuing execution of its plan to restore its retail stores to profitability, (ii) the Company's ability to purchase sufficient quality closeout and other merchandise at acceptable terms, (iii) the Company's ability to attract and retain qualified management and store personnel and (iv) the sufficiency of the Company's cash flows from operations and the borrowing capacity under the Fleet Facility to finance ongoing operating requirements and future capital expenditures. Please refer to the Company's subsequent SEC filings under the Securities Exchange Act of 1934, as amended, for further information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have significant exposure to changing interest rates, other than the Company's variable-rate on the Fleet Facility. The Company does not undertake any specific action to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions. The Company does not purchase or hold any derivative financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Default upon Senior Securities

           None

Item 4.    Submission of matters to a vote of security holders

           On June 2, 2003, shareholders owning approximately 67.6% of the outstanding Company common shares approved the amendment of the Amended and Restated Code of Regulations of the Company to opt out of the Control Share Acquisition Statute set forth in Section 1701.831 of the Ohio Revised Code in connection with the acquisition by Amazing Savings of Company common shares pursuant to the Offer. Opting out of the Control Share Acquisition Statute was a condition to Amazing Savings' obligation to purchase Company common shares pursuant to the Offer.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           2.1 Tender Agreement, dated as of June 3, 2003, between the Company and Amazing Savings Holding LLC (incorporated herein by reference to exhibit 2.1 to the Company's Curent Report on Form 8-K dated June 2, 2003 and filed with the Commission on June 4, 2003).

           3.1        Amended and Restated Code of Regulations

           4.1        Fleet Revolving Credit Facility dated July 17, 2003

           10.1 Employment Agreement dated May 31, 2003 between Amazing Savings Holding LLC and Sam Friedland

           10.2 Employment Agreement dated May 31, 2003 between Amazing Savings Holding LLC and Phil Rosenblatt

           10.3 Employment Agreement dated May 31, 2003 between Amazing Savings Holding LLC and Jerry Hoffnung

           31.1 Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.3 Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.4       Certification of the Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.3 Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.4       Certification of the Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.


                      (b)        Reports on Form 8-K

                                 On May 15, 2003, the Company filed a current report on Form 8-K reporting that a press release was issued regarding the Company's financial results for the first quarter of 2003.

                                 On June 4, 2003, the Company filed a current report on Form 8-K reporting that it had entered into a definitive Tender Agreement dated as of June 3, 2003 with Amazing Savings Holding LLC, whereby Amazing Savings agreed to purchase up to 96% of the outstanding common shares of the Company at a cash price of $3.00 per share.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ODD JOB STORES, INC.
                               (Registrant)


August 14, 2003                /s/ Moshael Straus
---------------                -----------------------------------------------
Date                           Moshael Straus
                               Chairman and Co-Chief Executive Officer



August 14, 2003                /s/ Jeffrey Parker
---------------                -----------------------------------------------
Date                           Jeffrey Parker
                               Vice-Chairman and Co-Chief Executive Officer



August 14, 2003                /s/ Sam Friedland
---------------                -----------------------------------------------
Date                           Sam Friedland
                               President and Co-Chief Executive Officer



August 14, 2003                /s/ Keith Favreau
---------------                -----------------------------------------------
Date                           Keith Favreau
                               Vice President - Finance
                               (Chief Financial Officer)

                                  EXHIBIT INDEX



 EXHIBIT NUMBER                              DESCRIPTION
 --------------                              -----------

       2.1 Tender Agreement, dated as of June 3, 2003, between the Company and Amazing Savings Holding LLC (incorporated herein by reference to exhibit 2.1 to the Company's Current Report on Form 8-K dated June 2, 2003 and filed with the Commission on June 4, 2003).

       3.1            Amended and Restated Code of Regulations

       4.1            Fleet Revolving Credit Facility dated as of July 17, 2003

      10.1 Employment Agreement dated May 31, 2003 between Amazing Savings Holding LLC and Sam Friedland

      10.2 Employment Agreement dated May 31, 2003 between Amazing Savings Holding LLC and Phil Rosenblatt

      10.3 Employment Agreement dated May 31, 2003 between Amazing Savings Holding LLC and Jerry Hoffnung

      31.1 Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.3 Certification of the Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.4            Certification of the Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.3 Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.4            Certification of the Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.