Form 10-Q
period 2003-09-30
ODD JOB STORES INC
filed 2003-11-14
CIK 1022536

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to _____________.


                           Commission File No. 0-21597


                              ODD JOB STORES, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)


              Ohio                                              34-1830097
              ----                                              ----------
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

Yes    X        No
     -----          -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes             No    X
     -----          -----

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practical date.

Common Shares, no par value, outstanding as of November 13, 2003:  9,060,695

                               ODD JOB STORES, INC.

                                      INDEX

                                                                               Page No.
                                                                               --------
PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)

            Consolidated Balance Sheets                                           3

            Consolidated Statements of Operations                                 4

            Consolidated Statements of Cash Flows                                 5

            Condensed Notes to Consolidated Financial Statements                  6

Item 2.   Management's Discussion and Analysis of Financial                      12
            Condition and Results of Operations

Item 3.   Quantitative and Qualititative Disclosures about Market Risk           17

Item 4.   Controls and Procedures                                                17


PART II - OTHER INFORMATION

Items 1- 6.                                                                      18

Signatures                                                                       19

Exhibit Index                                                                    20



                         PART I - FINANCIAL INFORMATION
              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              ODD JOB STORES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             September 30,        December 31,
                                                                                 2003                 2002
                                                                          -------------------- -------------------
ASSETS                                                                        (Unaudited)
Current Assets:
     Cash and cash equivalents                                                    $     1,857         $    13,322
     Other receivables                                                                    167                 218
     Income tax receivable                                                                  -               4,239
     Inventories                                                                       52,078              31,942
     Prepaid expenses and other current assets                                          1,018                 956
                                                                          -------------------- -------------------
          Total current assets                                                         55,120              50,677

Property and equipment, net                                                            16,065              18,485
Other assets                                                                            2,538               2,517
                                                                          -------------------- -------------------

           Total assets                                                           $    73,723         $    71,679
                                                                          ==================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $    15,463         $    13,032
     Accrued expenses and other current liabilities                                     8,040               9,255
                                                                          -------------------- -------------------
         Total current liabilities                                                     23,503              22,287

Revolving credit facility                                                              27,215                   -
Other liabilities                                                                       4,920               5,209
                                                                          -------------------- -------------------
          Total liabilities                                                            55,638              27,496
                                                                          -------------------- -------------------

Stockholders' equity:
     Preferred stock, no par value, 2,000,000 shares authorized;
          no shares issued or outstanding                                                   -                   -
     Common stock, no par value, 14,000,000 shares authorized;
          9,050,400 shares issued and outstanding in each respective period            64,097              64,097
     Accumulated deficit                                                              (46,012)            (19,914)
                                                                          -------------------- -------------------
          Total stockholders' equity                                                   18,085              44,183
Commitments and contingencies                                                               -                   -
                                                                          -------------------- -------------------
          Total liabilities and stockholders' equity                              $    73,723         $    71,679
                                                                          ==================== ===================


      See accompanying condensed notes to consolidated financial statements

                              ODD JOB STORES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             Three Months          Three Months             Nine Months        Eight Months (1)
                                                Ended                  Ended                   Ended                Ended
                                            September 30,          September 30,           September 30,        September 30,
                                                 2003                  2002                    2003                  2002
                                          -------------------   --------------------     ------------------  ---------------------
Net sales                                         $   43,129            $    55,039             $  141,409            $   147,306

Cost of sales                                         29,279                 34,154                 92,055                 90,216
                                          -------------------   --------------------     ------------------  ---------------------
      Gross profit                                    13,850                 20,885                 49,354                 57,090

Selling, general and administrative
expenses                                              24,618                 24,997                 73,811                 65,682
                                          -------------------   --------------------     ------------------  ---------------------
      Operating loss                                 (10,768)                (4,112)               (24,457)                (8,592)

Other expense, net                                         -                      -                      -                    746

Interest expense, net                                  1,156                    225                  1,505                    678
                                          -------------------   --------------------     ------------------  ---------------------

     Loss before income taxes and
       change in accounting principle                (11,924)                (4,337)               (25,962)               (10,016)

Income tax expense (benefit)                              57                 (1,692)                   136                 (3,906)
                                          -------------------   --------------------     ------------------  ---------------------

     Net loss before change in
        accounting principle                         (11,981)                (2,645)               (26,098)                (6,110)

 Change in accounting principle                            -                      -                      -                 (9,447)
                                          -------------------   --------------------     ------------------  ---------------------

        Net loss                                 $   (11,981)           $    (2,645)            $  (26,098)           $   (15,557)
                                          ===================   ====================     ==================  =====================

Basic and diluted net income (loss) per common share:
   Net loss per common share,
      before change in accounting
      principle                                  $     (1.32)           $     (0.29)            $    (2.88)           $     (0.68)
   Loss per share from change in
     accounting principle                                  -                      -                      -                  (1.04)
                                          -------------------   --------------------     ------------------  ---------------------
       Net loss per common share                 $     (1.32)           $     (0.29)            $    (2.88)           $     (1.72)
                                          ===================   ====================     ==================  =====================

Weighted average common shares
  outstanding-basic and diluted                    9,050,400              9,052,500              9,050,400              9,040,800
                                          ===================   ====================     ==================  =====================

(1) Eight month period ended September 30, 2002 reflects the period February 3, 2002 to September 30, 2002 due to the change in the Company's fiscal year.

      See accompanying condensed notes to consolidated financial statements

                              ODD JOB STORES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       Nine Months     Eight Months (1)
                                                                                          Ended             Ended
                                                                                      September 30,      September 30,
                                                                                          2003              2002
                                                                                    ----------------- -----------------
     Net loss                                                                            $   (26,098)      $   (15,557)
                                                                                    ----------------- -----------------
     Adjustments to reconcile net loss to net cash used in operating activities:
            Change in accounting principle                                                         -             9,447
            Depreciation and amortization                                                      4,656             4,635
            Deferred income taxes                                                                  -            (3,426)
            Changes in operating assets and liabilities
               Other receivables                                                                  51             1,054
               Income tax receivable                                                           4,239             2,396
               Inventories                                                                   (20,136)          (27,611)
               Prepaid expenses and other current assets                                         (62)             (583)
               Other assets                                                                        1               365
               Accounts payable                                                                2,431             7,013
               Accrued expenses and other liabilities                                         (1,504)           (1,718)
                                                                                    ----------------- -----------------
                   Total adjustments                                                         (10,324)           (8,428)
                                                                                    ----------------- -----------------
                   Net cash used in operating activities                                     (36,422)          (23,985)
                                                                                    ----------------- -----------------
Cash flows from investing activities
     Capital expenditures, net                                                                (1,317)           (1,524)
     Lease acquisitions                                                                         (141)              (53)
     Proceeds from the sale of net assets of discontinued operations                               -            26,218
                                                                                    ----------------- -----------------
                  Net cash (used in) provided by investing activities                         (1,458)           24,641
                                                                                    ----------------- -----------------
Cash flows from financing activities
     Debt repayments                                                                        (114,481)          (69,324)
     Debt borrowing                                                                          141,696            68,622
     Costs related to new revolving credit agreement                                            (800)                -
     Common stock repurchases                                                                      -              (324)
     Proceeds from exercise of stock options                                                       -               493
                                                                                    ----------------- -----------------
                  Net cash provided by (used in) financing activities                         26,415              (533)
                                                                                    ----------------- -----------------
Net increase (decrease) in cash and cash equivalents                                         (11,465)              123
Cash and cash equivalents at beginning of period                                              13,322             4,046
                                                                                    ----------------- -----------------
Cash and cash equivalents at end of period                                               $     1,857       $     4,169
                                                                                    ================= =================




Supplemental disclosures
     Cash paid for interest, net                                                                 412               519
                                                                                    ================= =================
     Cash received for income taxes, net                                                      (4,082)           (2,286)
                                                                                    ================= =================

(1) Eight month period ended September 30, 2002 reflects the period February 3, 2002 to September 30, 2002 due to the change in the Company's fiscal year.


      See accompanying condensed notes to consolidated financial statements

                              ODD JOB STORES, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(1) BASIS OF PRESENTATION

The consolidated financial statements for the periods presented represent the operations of Odd Job Stores, Inc. (the "Company"). Comparative consolidated financial statements for the prior year periods ended September 30, 2002 have been restated to reflect the Company's change in fiscal year ends effective December 31, 2002. As such, the 2003 year-to-date period reflects nine months from January 1, 2003 to September 30, 2003, while the 2002 period reflects an approximate eight-month period from February 3, 2002 to September 30, 2002. The Company's fiscal third quarters are presented on a calendar basis for the periods July 1, 2003 to September 30, 2003 and July 1, 2002 to September 30, 2002, respectively.

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

CHANGE IN CONTROL OF THE COMPANY

On July 17, 2003, OJSAC, Inc., a Delaware corporation ("OJSAC") and a wholly-owned subsidiary of Amazing Savings Holding LLC, a Delaware limited liability company ("Amazing Savings"), purchased 8,184,804 common shares, or approximately 90.3% of the common stock (the "Common Shares") of the Company, pursuant to a tender offer made pursuant to a Tender Agreement, dated as of June 3, 2003, by and between Amazing Savings and the Company (the "Tender Agreement"). Pursuant to the Tender Agreement, the Common Shares were purchased at the agreed upon price of $3.00 per Common Share for an aggregate cost of $24.6 million to OJSAC.

Shares acquired in the Tender Agreement did not include substantially all of the common stock of the Company. Therefore, the financial statements contained herein have been prepared on a historical basis.

Total costs incurred by the Company for the Tender Agreement and management changes totaled $2.8 million for the nine months ended September 30, 2003. Costs incurred consisted of $1.3 million for severance and employment related costs, $1.0 million for professional fees and $0.5 million of insurance charges, which costs are reflected in Selling, General and Administrative expenses.

(2) SUBSEQUENT EVENTS

AMAZING SAVINGS ASSET ACQUISITION

On November 14, 2003, the Company completed its acquisition of substantially all of the business and operations of Amazing Savings (the "Amazing Savings Asset Acquisition"), consisting of an upscale closeout retail business with fourteen
(14) locations. Prior to the Amazing Savings Asset Acquisition, Amazing Savings beneficially owned 8,184,804 Common Shares (or approximately 90.3% of the outstanding Common Shares) that were acquired pursuant to a tender offer made pursuant to the Tender Agreement in July 2003. As a result of the Amazing Savings Asset Acquisition, Amazing Savings' beneficial ownership increased by 1,866,667 Common Shares, so that it now owns 10,051,471 Common Shares (or approximately 92.0% of the outstanding Common Shares). Additional information regarding the Amazing Savings Asset Acquisition will be contained in a Current Report on Form 8-K, which the Company is required to file with the Securities and Exchange Commission on or before December 1, 2003.

AMENDED CREDIT FACILITY

On November 14, 2003, the Company entered into the First Amendment to its credit facility with Fleet Retail Finance, Inc. (the "Amended Fleet Facility"), which provides an increase from $40 million to $50 million of credit availability based upon an increased borrowing base for the Company following the Amazing Savings Asset Acquisition. The Amended Fleet Facility expires July 17, 2006 and carries an interest rate on current borrowings at the prime rate plus a base margin of 0% to .75% based on average excess availability. In addition, an affiliate of Amazing Savings obtained from Citibank, N.A. a standby letter of credit in favor of Fleet Retail Finance, Inc. in the amount of $5 million which, in effect, increases the borrowing base by such amount and provides the Company with greater credit availability under the Amended Fleet Facility.


(3) STOCK OPTION COMPENSATION

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148) and will continue to use the intrinsic value based method of accounting prescribed by APB No. 25. Under APB No. 25, no compensation cost has been recognized for options granted with an option price equal to the grant date market value of the Common Shares. Had compensation cost for the Company's options granted been determined based on the fair value of the option at the grant date for the 1996 Stock Option Plan consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below for the periods indicated below.

Upon completion of the tender offer made pursuant to the Tender Agreement, the Company's stock options became fully vested under a change in control provision of the stock option plan. In the third quarter of 2003 all stock options were terminated. Holders of stock options with an exercise price of less than $3.00 per share received the difference between $3.00 per share and the exercise price per share of the Common Shares subject to their options, resulting in an aggregate expense to the Company of $0.2 million. As a result of the pay out and termination of all outstanding options, the Company had no stock options outstanding at September 30, 2003.

                                                            Three Months               Nine months        Eight Months
                                                               Ended                      Ended               Ended
(In thousands, except                                      September 30,               September 30,       September 30,
 per share amounts)                                     2003         2002                  2002                2003
                                                     ----------   ---------             ----------          -----------
Net loss, as reported                                $ (11,981)   $ (2,645)             $ (26,098)          $  (15,557)
Stock compensation recorded                                211           -                    211                    -
Employee compensation expense                             (172)        (22)                  (182)                 (65)
                                                     ----------   ---------             ----------          -----------
Net loss, pro forma                                  $ (11,942)   $ (2,667)             $ (26,069)          $  (15,622)
                                                     ==========   =========             ==========          ===========
Net loss per share, as reported
    Basic                                            $   (1.32)   $   (0.29)            $   (2.88)          $    (1.72)
    Diluted                                          $   (1.32)   $   (0.29)            $   (2.88)          $    (1.72)

Net loss per share, pro forma
    Basic                                            $   (1.32)   $   (0.29)            $   (2.88)          $    (1.73)
    Diluted                                          $   (1.32)   $   (0.29)            $   (2.88)          $    (1.73)


The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the 2003 and 2002 periods shown above: (a) no dividend yield on the Common Shares, (b) expected volatility of the Common Shares of 77% and 70%, respectively (c) a risk-free interest rate of 3.40% and 5.74%, respectively, and
(d) expected option life of ten years.

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

Effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill are no longer amortized but are subject to annual impairment tests. In the first quarter of 2002, the Company determined, using the goodwill impairment provisions of SFAS No. 142, that its unamortized goodwill was impaired and recorded a non-cash charge of $9,447 to write-off the entire goodwill balance. This charge is shown as a one-time cumulative effect of a change in accounting principle in the eight-month period ended September 30, 2002.

(5) DISCONTINUED OPERATIONS

On February 11, 2002, the Company signed an agreement pursuant to which it sold substantially all assets of its Wholesale Division ("Division") to MZ Wholesale Acquisition LLC (MZ), d/b/a Mazel Company, a group headed by two former executives and then current members of the Board of Directors. The Division was engaged in the business of acquiring closeout merchandise at prices substantially below traditional wholesale prices and selling such merchandise through a variety of channels. The Division's wholesale operations purchased and resold many of the same lines of merchandise sold through the Company's current retail operations. During the eight-month period ended September 30, 2002, MZ paid the Company $26,218 for the purchase of the assets of the Wholesale Division, based on the agreed net value of the assets of the Division.

(6) INCOME TAXES

The Company assesses the recoverability of its deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). In accordance with that standard, the Company recorded a full valuation allowance for its net deferred tax assets of $11,777 as of December 31, 2002, based upon the Company's belief that it is more likely than not that its deferred tax assets will not be realized in the future. Based upon losses for the nine months and third quarter ended September 30, 2003, the Company recorded tax benefits of $10,125 and $4,650, respectively, offset by additional deferred tax valuation allowances in equal amounts. No valuation allowances had been established in the comparable 2002 periods.

(7) EARNINGS PER SHARE

Net loss per share is computed in accordance with Financial Accounting Standards Board (FASB) Statement No. 128, Earnings Per Share. Basic net loss per share is computed based on the weighted average of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of Common Shares and common stock equivalents outstanding during the period, which includes options outstanding under the Company's stock option plan. The Company had no stock options outstanding at September 30, 2003 and the effect of incremental shares from stock options for the 2002 periods presented has been excluded from diluted weighted average shares, as the net loss for the related periods would cause the incremental shares to be antidilutive.

(8) RECENTLY ADOPTED ACCOUNTING STATEMENTS

In January 2003, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN No. 46"). FIN No. 46 expands existing accounting guidance regarding when a variable interest entity is consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the variable interest entity's residual returns or both. This pronouncement applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after that date. For variable interest entities created before February 1, 2003, the provisions of this pronouncement are effective for periods ending after December 15, 2003. The adoption of FIN No. 46 does not currently have any effect on the Company's results of operations or financial condition.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging

Activities". SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships initiated after June 30, 2003. The guidance outlined in this pronouncement is to be applied prospectively, and was effective for the Company's fiscal third quarter of 2003. The adoption of this pronouncement did not have any effect on the Company's results of operations or financial condition.

In July 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ("SFAS No.150"). This Statement affects the accounting for three types of freestanding financial instruments that could previously be accounted for as equity. These three types are mandatorily redeemable shares, put options and forward purchase contracts and obligations that can be settled with shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The adoption of this standard had no impact on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Odd Job Stores, Inc. (the "Company") is a major regional closeout retail business. The Company sells quality, value-oriented consumer products at a broad range of price points offered at a substantial discount to the original retail. The Company's merchandise primarily consists of new, frequently brand-name products that are available to the Company for a variety of reasons, including overstock positions of a manufacturer, wholesaler or retailer; the discontinuance of merchandise due to a change in style, color, shape or repackaging; a decrease in demand for a product through traditional channels; or the termination of business by a manufacturer, wholesaler or retailer. During the first nine months of 2003, the Company opened one new store in Ewing, New Jersey and closed stores in Yonkers, New York, and Turnersville, Woodbridge and East Hanover, New Jersey. At September 30, 2003, the Company operated 74 stores, as compared to 77 stores at September 30, 2002. The Company's retail stores are located in New York, New Jersey, Pennsylvania, Connecticut, Delaware, Ohio, Michigan, and Kentucky.

TENDER AGREEMENT WITH AMAZING SAVINGS

As discussed in Note 1 to Consolidated Financial Statements under "Change in Control of the Company", in July 2003, OJSAC, Inc., a Delaware corporation ("OJSAC") and a wholly-owned subsidiary of Amazing Savings Holding LLC, a Delaware limited liability company ("Amazing Savings"), purchased 8,184,804 common shares, or approximately 90.3% of the common stock (the "Common Shares") of the Company, pursuant to a tender offer made pursuant to a Tender Agreement, dated as of June 3, 2003, by and between Amazing Savings and the Company (the "Tender Agreement"). Pursuant to the Tender Agreement, the Common Shares were purchased at the agreed upon price of $3.00 per Common Share for an aggregate cost of $24.6 million to OJSAC.

Shares acquired in the Tender Agreement did not include substantially all of the common stock of the Company. Therefore, the financial statements contained herein have been prepared on a historical basis.

Total costs incurred by the Company for the Tender Agreement and management changes totaled $2.8 million for the nine months ended September 30, 2003. Costs incurred consisted of $1.3 million for severance and employment related costs due to the change in control, $1.0 million for professional fees and $0.5 million of insurance charges, which costs are reflected in Selling, General and Administrative ("S, G & A") expenses.

OPERATING RESULTS

THIRD QUARTER 2003 AS COMPARED WITH THIRD QUARTER 2002

Net sales for the third quarter of 2003 were $43.1 million, a decrease of 21.6% as compared to sales of $55.0 million for the third quarter of 2002. Third quarter comparable store sales were 18.3% lower as compared to the same period in fiscal 2002 due largely to generalized lower pricing and decreased customer transactions. The remaining decrease of $2.5 million was from the net three less stores, detailed above.

Gross profit for the third quarter of 2003 was $13.9 million or 32.1% of sales, compared to $20.9 million or 37.9% of sales for the third quarter 2002. The decrease in the 2003 gross profit rate was caused primarily by higher retail markdowns and lower merchandise pricing.

S, G & A expenses for the third quarter of 2003 were $24.6 million, or 57.1% of sales, compared to $25.0 million, or 45.4% of sales for the third quarter 2002. S, G & A expenses for the 2003 period included $2.0 million in costs related to the Tender Agreement, which were offset by $1.0 million less advertising and $0.9 million in lower office support costs. Tender Agreement costs for the third quarter of 2003 consisted of $1.3 million for severance and employment related costs due to the change in control, $0.2 million for professional fees, and $0.5 million of insurance charges. The sales decrease resulted in fixed costs increasing as a percentage of sales.

The operating loss was $10.8 million for the third quarter 2003, compared to an operating loss of $4.1 million for the third quarter of 2002 for the reasons detailed above. Interest expense was $1.2 million for the third quarter 2003, compared to $0.2 million for the third quarter 2002, reflecting approximately $0.6 million in costs related to the termination of the Company's previous revolving credit facility and a significant increase in average borrowings for the current quarter. Average daily borrowings were $15.5 million for the third quarter of 2003, compared to $2.8 million for the third quarter of 2002.

The Company reported a net loss for the third quarter of 2003 of $12.0 million, or $1.32 per share, compared to a net loss of $2.6 million or $0.29 per share for the third quarter of 2002.

NINE MONTHS 2003 AS COMPARED WITH EIGHT MONTHS 2002

Net sales for the nine-month period ended September 30, 2003 were $141.4 million, compared to $147.3 million for the eight-month period ended September 30, 2002. The 2002 eight-month period reflects the period February 3, 2002 to September 30, 2002 due to the change in the Company's fiscal year. On a comparable nine-month basis, sales decreased $21.8 million, or 13.2%, compared to sales for the same period of 2002, primarily from a comparable store sales decrease of 11.0%. The sales decline largely reflects a decrease in customer transactions, resulting from a lack of customer acceptance to the merchandise assortment. Generalized lower pricing which occurred during the third quarter period also contributed to the sales revenue decline when comparing the nine-month 2003 period to the prior year. During the first nine months of 2003, the Company opened one new store and closed a total of four stores.

Gross profit for the first nine months of 2003 was $49.4 million or 34.9% of sales, compared to $57.1 million or 38.8% of sales for the eight-month 2002 period. The gross profit rate decrease was due to lower realized product markup from lower pricing and significantly higher markdowns (including the January post-holiday markdown period in the 2003 period) to combat decreased customer transactions.

S, G & A expenses for the first nine months of 2003 were $73.8 million, or 52.2% of sales, compared to $65.7 million or 44.6% of sales for the eight-month period of 2002. On a comparable nine-month basis, S, G & A expenses were approximately $74.8 million, or 45.5% of sales for the same prior year period. S, G & A expenses for the nine-month 2003 period included costs associated with the Tender Agreement totaling approximately $2.8 million, as previously detailed. Office support costs were $3.3 million lower for the 2003 period, due to cost savings associated with the consolidation of support functions and cost savings initiatives. The nine-month 2003 sales decrease resulted in fixed costs increasing as a percentage of sales.

The operating loss was $24.5 million for the nine-month 2003 period, compared to an operating loss of $8.6 million for the eight-month 2002 period largely for the reasons detailed above. Interest expense was $1.5 million for the nine-month period of 2003, compared to $0.7 million for the eight-month period of 2002, reflecting approximately $0.6 million in costs related to the termination of the Company's previous revolving credit facility and higher average borrowings for the Company's most recent quarter. Other expense, net in the 2002 period reflects a $0.7 million charge related to amending the availability under the Company's credit facility from $70 million to $30 million.

As discussed in Note 4 to Consolidated Financial Statements, effective February 3, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption the Company determined that its unamortized goodwill was impaired and recorded a non-cash charge of $9.4 million, or $1.04 per share to write-off the entire goodwill balance. The charge is shown as a change in accounting principle for the eight-month period ended September 30, 2002.

For the nine-month period ended September 30, 2003, the Company reported a net loss of $26.1 million, or $2.88 per share, compared to a net loss of $15.6 million or $1.72 per share for the eight-month period ended September 30, 2002.

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

At September 30, 2003, the Company had a secured revolving credit facility with Fleet Retail Finance Inc. (the "Fleet Facility), which provided up to $40.0 million of credit availability based upon a borrowing base, including inventory and credit card receivables. The Fleet Facility expires in July 2006. Prior to obtaining the Fleet Facility on July 17, 2003, the Company had a bank facility with IBJ Whitehall Business Credit Corp. (the "Whitehall Facility") that provided $30 million of revolving credit. Upon obtaining the Fleet Facility, outstanding borrowings of $4.1 million under the Whitehall Facility were paid, inclusive of an early termination fee and related expenses. At September 30, 2003, the Company had an outstanding balance under the Fleet Facility of $27.2 million at a weighed average interest rate of 4.5% and total borrowing base availability of $3.9 million. At September 30, 2002, the Company had an outstanding balance under the Whitehall Facility of $8.4 million. At September

30, 2003, the Company believed that the Fleet Facility would provide adequate funding for its current and foreseeable operating and capital requirements.

For the first nine months of 2003, cash used in operating activities was $36.4 million, compared to $24.0 million in the eight-month period of fiscal 2002. For the nine months of fiscal 2003, cash used in operating activities was primarily from the net loss, higher inventory purchases and lower accrued expenses and other liabilities, partially offset by higher accounts payable and the receipt of a federal income tax refund of $4.2 million. For the eight months of 2002, cash used in operating activities was primarily from the net loss less the non-cash charge of $9.4 million related to goodwill and higher inventories, partially offset by higher accounts payable.

Cash used in investing activities was $1.5 million in the nine-month 2003 period, due primarily to capital expenditures related to new Ewing, NJ store and other store refixturing. For the eight-month 2002 period, cash was provided by the sale of the Company's Wholesale Division. Financing activity in the nine-month 2003 period resulted in net borrowings of $26.4 million under the Fleet Facility. In the eight-month 2002 period, financing activity consisted primarily of net borrowings of $8.4 million offset by the repayment of $9.1 million of outstanding debt.

Total assets were $73.7 million at September 30, 2003, compared to $71.7 at December 31, 2002. Working capital increased to $31.6 million at the 2003 period end from $28.4 million at fiscal 2002 year-end. The increase in working capital is primarily from higher inventory levels due to the seasonal nature of the business. The current ratio was 2.3 to 1 at September 30, 2003, compared to 2.3 to 1 at December 31, 2002.

SEASONALITY

The Company's retail operations result in a greater weighting of sales and earnings toward the second half of the fiscal year.

SUBSEQUENT EVENTS

AMAZING SAVINGS ASSET ACQUISITION. On November 14, 2003, the Company completed its acquisition of substantially all of the business and operations of Amazing Savings (the "Amazing Savings Asset Acquisition"), consisting of an upscale closeout retail business with fourteen (14) locations. Prior to the Amazing Savings Asset Acquisition, Amazing Savings beneficially owned 8,184,804 Common Shares (or approximately 90.3% of the outstanding Common Shares) that were acquired pursuant to a tender offer made pursuant to the Tender Agreement in July 2003. As a result of the Amazing Savings Asset Acquisition, Amazing Savings' beneficial ownership increased by 1,866,667 Common Shares, so that it now owns 10,051,471 Common Shares (or approximately 92.0% of the outstanding Common Shares). Additional information regarding the Amazing Savings Asset Acquisition will be contained in a Current Report on Form 8-K, which the Company is required to file with the Securities and Exchange Commission on or before December 1, 2003.

AMENDED CREDIT FACILITY. On November 14, 2003, the Company entered into the First Amendment to its credit facility with Fleet Retail Finance, Inc. (the "Amended Fleet Facility"), which provides an increase from $40 million to $50 million of credit availability based upon an increased borrowing base for the Company following the Amazing Savings Asset Acquisition. The Amended Fleet Facility expires July 17, 2006 and carries an interest rate on current borrowings at the prime rate plus a base margin of 0% to .75% based on average excess availability. In addition, an affiliate of Amazing Savings obtained from Citibank, N.A. a standby letter of credit in favor of Fleet Retail Finance, Inc. in the amount of $5 million which, in effect, increases the borrowing base by such amount and provides the Company with greater credit availability under the Amended Fleet Facility. The Company expects that the Amended Fleet Facility, along with the standby letter of credit in favor of Fleet Retail Finance, Inc. will provide adequate funding for its current and foreseeable operating and capital requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have significant exposure to changing interest rates, other than the Company's variable-rate on the Fleet Facility. A hypothetical change of 1% in the Company's interest rate would have resulted in an increase to interest expense of $0.1 million in the first nine months of 2003. The Company does not undertake any specific action to cover its exposure to interest rate risk and the Company is not party to any interest rate risk management transactions. The Company does not purchase or hold any derivative financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

Despite the Change in Control of the Company and the resulting change in senior management, the Company's controls and procedures have remained intact. There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                      32.1 Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      32.2 Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      32.3 Certification of the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      32.4 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      (b)        Reports on Form 8-K

                                 On July 18, 2003, the Company filed a current report on Form 8-K reporting that a press release was issued announcing a new credit facility with Fleet and the election of new directors and officers.

                                 On July 24, 2003, the Company filed a current report on Form 8-K reporting a change in control for the Company resulting from the Tender Agreement with Amazing Savings Holding LLC, whereby Amazing Savings purchased approximately 90.3% of the outstanding common shares of the Company at a cash price of $3.00 per share.

                                 On August 11, 2003, the Company filed a current report on Form 8-K reporting that a press release was issued announcing the Company's delisting from the Nasdaq Stock Market effective August 13, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       ODD JOB STORES, INC.
                                                       (Registrant)


November 14, 2003                 /s/ Moshael Straus
------------------                ---------------------------------------------
Date                              Moshael Straus
                                  Chairman and Co-Chief Executive Officer


November 14, 2003                 /s/ Jeffrey Parker
------------------                ---------------------------------------------
Date                              Jeffrey Parker
                                  Vice-Chairman and Co-Chief Executive Officer


November 14, 2003                 /s/ Sam Friedland
------------------                ---------------------------------------------
Date                              Sam Friedland
                                  President and Co-Chief Executive Officer


November 14, 2003                 /s/ Keith Favreau
------------------                ---------------------------------------------
Date                              Keith Favreau
                                  Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER                               DESCRIPTION
--------------                               -----------

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